Form 10-Q
period 1997-03-31
WATERFORD GAMING FINANCE CORP
filed 1997-06-27
CIK 1031563

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  3/31/97

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transaction period               to            .

Commission file number:  333-17795

                 WATERFORD GAMING FINANCE CORP
     (Exact name of Registrant as specified in its charter)

           DELAWARE                             06-1485836
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

         914 HARTFORD TURNPIKE
              P.O. BOX 715
             WATERFORD, CT                               06385
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (860)442-4559

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No


                 WATERFORD GAMING FINANCE CORP.

                       INDEX TO FORM 10-Q



PART I -- FINANCIAL INFORMATION                                         Page
ITEM 1 -- Financial Statements                                          Number


Report of Independent Accountants for Waterford Gaming                     1
Finance Corp.

Financial Information                                                      2

Condensed Balance Sheets of Waterford Gaming Finance Corp.                 3
as of March 31, 1997 (unaudited) and December 31, 1996.

Condensed Statement of Operations and Deficit of Waterford                 4
Gaming Finance Corp. for the Three Months Ended March 31, 1997
(unaudited).

Condensed Statement of Cash Flows of Waterford Gaming Finance              5
Corp. for the Three Months ended March 31, 1997 (unaudited).

Note to Condensed Financial Statements of Waterford Gaming                 6
Finance Corp. (unaudited).

ITEM 2 -- Management's Discussion and Analysis of Financial                7
Condition and Results of Operations.

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                                8
ITEM 2 -- Changes in Securities                                            8
ITEM 3 -- Defaults upon Senior Securities                                  8
ITEM 4 -- Submission of Matters to a Vote of Security Holders              8
ITEM 5 -- Other Information                                                8
ITEM 6 -- Exhibits and Reports on Form 8-K                                 8

Signatures - Waterford Gaming Finance Corp.                                9




Report of Independent Accountants

To the Stockholder of Waterford Gaming Finance Corp.:


We have reviewed the condensed balance sheet of Waterford Gaming
Finance Corp. (the "Company") as of March 31, 1997, and the related condensed statements of operations and deficit and cash flows for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations and retained earnings (deficit) and cash flows for the period from November 6, 1996 (commencement of operations) to December 31, 1996 (not presented herein); and in our report dated April 17, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                      COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
May 30, 1997

                                  1






PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

The unaudited condensed financial information as of March 31, 1997, and for the three-month period ended March 31, 1997, included in this report was reviewed by Coopers & Lybrand LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certifed Public Accountants.

                                  2





                 WATERFORD GAMING FINANCE CORP.

                    CONDENSED BALANCE SHEETS

              March 31, 1997 and December 31, 1996

                           (Unaudited)
                            ________



                             ASSETS

                                             March 31, 1997  December 31, 1996


Cash                                                  $  26              $ 81



                      STOCKHOLDER'S EQUITY



Stockholder's equity:
 Common stock, $.01 par value;
  1,000 shares authorized, issued and outstanding     $ 10               $ 10
 Additional paid-in capital                             90                 90
 Deficit                                               (74)               (19)

     Total stockholder's equity                       $ 26               $ 81

The accompanying note is an integral part of the financial statements.

                                  3




                 WATERFORD GAMING FINANCE CORP.

          CONDENSED STATEMENT OF OPERATIONS AND DEFICIT

            for the three months ended March 31, 1997

                           (Unaudited)
                            ________


Revenue                                                 $  -

Expenses:
 Bank charges                                              55

    Net loss                                              (55)

Deficit, beginning of period                              (19)

Deficit, end of period                                   $(74)

The accompanying note is an integral part of the financial statements.

                                  4




                 WATERFORD GAMING FINANCE CORP.

                CONDENSED STATEMENT OF CASH FLOWS

            for the three months ended March 31, 1997

                           (Unaudited)
                            ________



Cash flows from operating activities:
 Net loss                                                 $(55)

     Net cash used in operating activities                 (55)

Net decrease in cash                                       (55)

Cash at beginning of period                                  81

Cash at end of period                                      $ 26

The accompanying note is an integral part of the financial statements.

                                  5



                 WATERFORD GAMING FINANCE CORP.


             NOTE TO CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)
                            ________




1. Basis of Presentation:

   The unaudited interim financial statements should be read in conjunction with the Company's 1996 audited financial statements within the Company's Registration Statement on Form S-4, as amended, initially filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on April 29, 1997.

   The unaudited interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997, and the results of operations and deficit and cash flows for the three months ended March 31, 1997. The Company was formed on October 22, 1996 and, accordingly, there are no comparative statements for the corresponding quarter ending March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

   The  following significant event has occurred  subsequent
   to  fiscal year 1996, which requires disclosure  in  this
   interim   report   per  Regulation   S-X,   Rule   10-01,
   Paragraph(a)(5).

   Effective as of May 15, 1997, the Company functioned as a co-issuer with its parent, Waterford Gaming, LLC, to issue 12-3/4% senior notes payable which were registered with the Commission through a Registration Statement on Form S-4 under the Securities Exchange Act of 1933. As a result, the Company is subject to the informational requirements of the Securities Exchange Act of 1934.

                                  6





Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto.

Waterford Gaming Finance Corp. is a wholly-owned subsidiary of Waterford Gaming, L.L.C.

Results of Operations

Discussion of the period from January 1, 1997 to March 31, 1997.

Revenue for the period ended March 31, 1997 was $0.

Bank charges for the period ended March 31, 1997 was $55.

As a result of the foregoing factors, the Company experienced a net loss of $55 for the three-months ended March 31, 1997.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

The Company was formed on October 22, 1996 and accordingly there are no comparative results of operations for the corresponding quarter ending March 31, 1996.

                                  7




Part II - Other Information:

Item I -- Legal Proceedings:

          NONE


Item 2 -- Changes in Securities:

          NONE


Item 3 -- Defaults Upon Senior Securities:

          NONE


Item 4 -- Submission of Matters to a Vote of Security
          Holders:

          NONE


Item 5 -- Other Information:

          NONE


Item 6 -- Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               Exhibit No.       Description
                  3.1            Certificate of Incorporation of Waterford
                                 Gaming Finance Corp. (i)
                  3.2            Bylaws of Waterford Gaming Finance Corp. (i)
                  4.1            Indenture, dated as of November 8, 1996,
                                 between Waterford Gaming, L.L.C. and Waterford
                                 Gaming Finance Corp., the issuers, and Fleet
                                 National Bank, as trustee, relating to
                                 $65,000,000 12 3/4% Senior Notes due 2003. (i)
                  4.2            Registration Rights Agreement, dated as of
                                 November 8, 1996, among, Waterford Gaming,
                                 L.L.C., Waterford Gaming Finance Corp., Bear,
                                 Stearns & Co., Inc., and Merrill Lynch,
                                 Pierce, Fenner & Smith Incorporated. (i)
                  4.3            Specimen Form of 12 3/4% Senior Notes due 2003
                                 (the "Private Notes") (included in
                                 Exhibit 4.1). (i)
                  4.4            Specimen Form of 12 3/4% Senior Notes due 2003
                                 (the "Exchange Notes") (included in
                                 Exhibit 4.1).  (i)
                 10.1            Purchase Agreement, dated as of November 5,
                                 1996, among Waterford Gaming, L.L.C.,
                                 Waterford Gaming Finance Corp., Bear,
                                 Stearns & Co., Inc. and Merrill Lynch,
                                 Pierce, Fenner & Smith Incorporated. (i)
                 21.1            Subsidiaries of Waterford Gaming Finance
                                 Corp.  (i)
                 27              Financial Data Schedule - included in
                                 Edgar filing only.
                 99.1            Quarterly Report on Form 10-Q of the
                                 Mohegan Tribal Gaming Authority (the
                                 "Authority") dated May 15, 1997, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q SEC file reference no. 033-80655.
                 99.2            Quarterly Report on Form 10-Q of Waterford
                                 Gaming, L.L.C. dated June 27, 1997,
                                 incorporated by reference to Waterford
                                 Gaming L.L.C.'s electronic filing of such report on Form 10-Q SEC file reference no. 333-17795.

                 (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795, declared effective on May 15, 1997.

          (b)  No Form 8-K Filings.

                                  8





                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 27, 1997           By:/s/Len Wolman
                                 Len Wolman, Chief Executive Officer


Date: June 27, 1997           By:/s/Del Lauria
                                 Del Lauria, Treasurer


                                  9