Form 10-Q
period 1997-06-30
WATERFORD GAMING FINANCE CORP
filed 1997-08-14
CIK 1031563

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	6/30/97

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transaction period 			 to 			.

Commission file number:	333-17795-01

                        Waterford Gaming Finance Corp.
             (Exact name of Registrant as specified in its charter)

            Delaware                             06-1485836
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

     914 Hartford Turnpike
         P.O. Box 715
         Waterford, CT                              06385
(Address of Principal Executive Offices)         (Zip Code)


Registrant's Telephone Number, Including Area Code (860) 442-4559

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes 	X	  No


                    WATERFORD GAMING FINANCE CORP.

                         INDEX TO FORM 10-Q


                                                                     Page
                                                                     Number

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                       1

Financial Information                                                   2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of June 30, 1997 (unaudited) and December 31, 1996.                  3

Condensed Statements of Operations and Retained Earnings (Deficit)
of Waterford Gaming Finance Corp. for the three months and
six months ended June 30, 1997 (unaudited).                             4

Condensed Statement of Cash Flows of Waterford Gaming Finance
Corp. for the six months ended June 30, 1997 (unaudited).               5

Note to Condensed Financial Statements of Waterford Gaming
Finance Corp. (unaudited).                                              6

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                          7

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                             8
ITEM 2 -- Changes in Securities                                         8
ITEM 3 -- Defaults upon Senior Securities                               8
ITEM 4 -- Submission of Matters to a Vote of Security Holders           8
ITEM 5 -- Other Information                                             8
ITEM 6 -- Exhibits and Reports on Form 8-K                            8-9

Signatures - Waterford Gaming Finance Corp.                            10




Report of Independent Accountants

To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of June 30, 1997, and the related condensed statements of operations and retained earnings (deficit) for the three months and six months ended June 30, 1997, and the related condensed statement of cash flows for the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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

                                                    Coopers & Lybrand, L.L.P.

Hartford, Connecticut
July 25, 1997


                                    1




PART I. - FINANCIAL INFORMATION

Item 1.		Financial Statements

The unaudited condensed financial information as of June 30, 1997, and for the three months and six months ended June 30, 1997, included in this report was reviewed by Coopers & Lybrand, L.L.P., independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                                    2




                     WATERFORD GAMING FINANCE CORP.
                       CONDENSED BALANCE SHEETS
            June 30, 1997 (Unaudited) and December 31, 1996
                                ________



                                 ASSETS

                                                   June 30,     December 31,
                                                     1997          1996


Cash                                                $ 100          $  81
                                                    =====          =====

                           STOCKHOLDER'S EQUITY

Stockholder's equity:

  Common stock, $.01 par value;
   1,000 shares authorized, issued and outstanding  $  10          $  10
  Additional paid-in capital                           90             90
  Retained earnings (deficit)                           -            (19)

                                                    -----          -----
    Total stockholder's equity                      $ 100          $  81
                                                    =====          =====

The accompanying note is an integral part of the financial statements.

                                  3




                     WATERFORD GAMING FINANCE CORP.
  CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
       for the three months and six months ended June 30, 1997
                              (Unaudited)
                               _________


                                              For the three     For the six
                                              months ended      months ended
                                              June 30, 1997     June 30, 1997

Revenue:
  Bank rebate                                    $ 74             $ 74

Expenses:
  Bank charges                                    ---               55

                                                 ----             ----
      Net income                                   74               19

Deficit, beginning of period                      (74)             (19)
                                                 ----             ----

Retained earnings, end of period                 $---             $---
                                                 ====             ====

The accompanying note is an integral part of the financial statements.

                                  4




                     WATERFORD GAMING FINANCE CORP.
                    CONDENSED STATEMENT OF CASH FLOWS
                  for the six months ended June 30, 1997
                              (Unaudited)
                               _________


Cash flows from operating activities:
  Net income                                                 $ 19
                                                             ----

Net cash provided by operating activities                      19
                                                             ----

Net increase in cash                                           19

Cash at beginning of period                                    81
                                                             ----
Cash at end of period                                        $100
                                                             ====

The accompanying note is an integral part of the financial statements.

                                  5




                    WATERFORD GAMING FINANCE CORP.
               NOTE TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)
                               _________


1.  Basis of Presentation:

The unaudited interim financial statements should be read in conjunction with the Company's 1996 audited financial statements within the Company's Registration Statement on Form S-4, as amended, initially filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on April 29, 1997.

The unaudited interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997, and the results of operations and retained earnings (deficit) for the three months and six months ended June 30, 1997, and the related statement of cash flows for the six months ended June 30, 1997. The Company was formed on October 22, 1996 and, accordingly, there are no comparative statements for the corresponding three months and six months ending June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph(a)(5).

Effective as of May 15, 1997, the Company functioned as a co-issuer with its parent, Waterford Gaming, L.L.C., to issue 12-3/4% senior notes payable
(the "Notes") which were registered with the Commission through a Registration Statement on Form S-4 under the Securities Exchange Act of 1933. As a result, the Company is subject to the informational requirements of the Securities Exchange Act of 1934.


                                  6



Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations


The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the note thereto.

Waterford Gaming Finance Corp. is a wholly-owned subsidiary of Waterford Gaming, L.L.C.


Results of Operations

Discussion of the period from April 1, 1997 to June 30, 1997

  Revenue for the quarter ended June 30, 1997 was $74 of rebated bank charges.

  Expenses for the quarter ended June 30, 1997 were $0.

  As a result of the foregoing factors, the Company's net income for the three months ended June 30, 1997 was $74.

Discussion of the period from January 1, 1997 to June 30, 1997.

  Revenue for the six months ended June 30, 1997 was $74.

  Bank charges for the six months ended June 30, 1997 were $55.

  As a result of the foregoing factors, the Company's net income for the six months ended June 30, 1997 was $19.


The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

The Company was formed on October 22, 1996 and accordingly there are no comparative results of operations for the corresponding quarter ending June 30, 1996 and for the corresponding six months ending June 30, 1996.

                                    7




Part II - Other Information:

Item 1 -- Legal Proceedings:

          On August 6, 1997, a former partner of Trading Cove Associates (the "Manager") filed a lawsuit against the Manager, Waterford Gaming, L.L.C. and its owners, Sun Cove Ltd. and RJH Development Corp. claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino by the Manager. Waterford Gaming, L.L.C. believes that it has meritorious defenses and intends to vigorously defend the lawsuit and that the outcome of the lawsuit will not have a material adverse effect on the business of the Company.

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


                                  8




              99.1 Quarterly Report on Form 10-Q of the Mohegan Tribal Gaming Authority (the "Authority") dated May 15, 1997, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q SEC file reference no. 033-80655.
              99.2 Quarterly Report on Form 10-Q of Waterford Gaming, L.L.C., dated
                                       August 14, 1997 incorporated by
                                       reference to Waterford Gaming, L.L.C.'s
                                       electronic filing of such report on
                                       Form 10-Q SEC file reference no
                                       333-17795.

               (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795, declared effective on May 15, 1997.

          (b) No Form 8-K Filings.

                                  9




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  8/14/97                    By:/s/Len Wolman
                                     Len Wolman, Chief Executive Officer


Date:  8/14/97                    By:/s/Del Lauria
                                     Del Lauria, Treasurer

                                  10