Form 10-Q
period 1997-09-30
WATERFORD GAMING FINANCE CORP
filed 1997-11-14
CIK 1031563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	9/30/97

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transaction period 			 to 			.

Commission file number:	333-17795-01

                       Waterford Gaming Finance Corp.
              (Exact name of Registrant as specified in its charter)

          Delaware                                 06-1485836
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

         914 Hartford Tpke.
           P.O. Box 715
           Waterford, CT                              06385
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


                    WATERFORD GAMING FINANCE CORP.

                          INDEX TO FORM 10-Q


                                                                     Page
                                                                     Number

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                    1

Financial Information                                                2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of September 30, 1997 (unaudited) and December 31, 1996.          3

Condensed Statements of Operations and Retained Earnings (Deficit)
of Waterford Gaming Finance Corp. for the three months and nine
months ended September 30, 1997 (unaudited).                         4

Condensed Statement of Cash Flows of Waterford Gaming Finance
Corp. for the nine months ended September 30, 1997 (unaudited).      5

Note to Condensed Financial Statements of Waterford Gaming
Finance Corp. (unaudited).                                           6

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                 7

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                          8
ITEM 2 -- Changes in Securities                                      8
ITEM 3 -- Defaults upon Senior Securities                            8
ITEM 4 -- Submission of Matters to a Vote of Security Holders        8
ITEM 5 -- Other Information                                          8
ITEM 6 -- Exhibits and Reports on Form 8-K                           8-9

Signatures - Waterford Gaming Finance Corp.                          10




                     Report of Independent Accountants


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of September 30, 1997, and the related condensed statements of operations and retained earnings (deficit) for the three months and nine months ended September 30, 1997, and the related condensed statement of cash flows for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

                                                    Coopers & Lybrand, L.L.P.

Hartford, Connecticut
October 27, 1997

                                     1




PART I. - FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of September 30, 1997, and for the three months and nine months ended September 30, 1997, included in this report was reviewed by Coopers & Lybrand, L.L.P., independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                                     2




                       WATERFORD GAMING FINANCE CORP.

                          CONDENSED BALANCE SHEETS

            September 30, 1997 (Unaudited) and December 31, 1996
                                  ________



                                   ASSETS

                                               September 30,     December 31,
                                                  1997              1996
                                               _____________     ____________


Cash                                            $  100             $  81
                                                ______             ______


                             STOCKHOLDER'S EQUITY

Stockholder's equity:
  Common stock, $.01 par value;
    1,000 shares authorized,
    issued and outstanding                      $   10             $  10
Additional paid-in capital                          90                90
Retained earnings (deficit)                         -                (19)
                                                ______             ______

Total stockholder's equity                      $  100             $  81
                                                ______             ______




The accompanying note is an integral part of the financial statements.

                                     3



                      WATERFORD GAMING FINANCE CORP.

    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

      for the three months and nine months ended September 30, 1997

                                (Unaudited)
                                 _________


                                       	For the three         	For the nine
                                        months ended           months ended
                                     September 30, 1997     September 30, 1997
                                     __________________     __________________


Revenue:
  Bank rebate                                $ -                   $ 74

Expenses:
  Bank charges                                 -                     55
                                             ____                  ____


       Net income                              -                     19

Deficit, beginning of period                   -                    (19)
                                             ____                  ____

Retained earnings, end of period             $ -                   $ -
                                             ____                  ____



The accompanying note is an integral part of the financial statements.

                                     4






                     WATERFORD GAMING FINANCE CORP.

                    CONDENSED STATEMENT OF CASH FLOWS

               for the nine months ended September 30, 1997

                                (Unaudited)
                                 _________


Cash flows from operating activities:
          Net income                                               $ 19
                                                                   ____

Net cash provided by operating activities                            19
                                                                   ____

Net increase in cash                                                 19

Cash at beginning of period                                          81
                                                                   ____

Cash at end of period                                              $100
                                                                   ____



The accompanying note is an integral part of the financial statements.

                                     5




                      WATERFORD GAMING FINANCE CORP.

                  NOTE TO CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)
                                 _________


1.	Basis of Presentation:

   The unaudited interim financial statements should be read in conjunction with the Company's 1996 audited financial statements within the Company's Registration Statement on Form S-4, as amended, initially filed with the Securities and Exchange Commission (the "Commission") File No.
   333-17795-01 on April 29, 1997.

   The unaudited interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997, and the results of operations and retained earnings (deficit) for the three months and nine months ended September 30, 1997, and the related statement of cash flows for the nine months ended September 30, 1997. The Company was formed on October 22, 1996 and, accordingly, there are no comparative statements for the corresponding three months and nine months ending September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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


                                     6






Item 2.	Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto.

Waterford Gaming Finance Corp. is a wholly-owned subsidiary of Waterford Gaming, L.L.C.


Results of Operations
---------------------

Discussion of the period from July 1, 1997 to September 30, 1997
----------------------------------------------------------------

Revenue for the quarter ended September 30, 1997 was $0.

Expenses for the quarter ended September 30, 1997 were $0.

As a result of the foregoing factors, the Company's net income for the three months ended September 30, 1997 was $0.

Discussion of the period from January 1, 1997 to September 30, 1997
-------------------------------------------------------------------

Revenue for the nine months ended September 30, 1997 was $74.

Bank charges for the nine months ended September 30, 1997 were $55.

As a result of the foregoing factors, the Company's net income for the nine months ended September 30, 1997 was $19.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

The Company was formed on October 22, 1996 and accordingly there are no comparative results of operations for the corresponding quarter ending September 30, 1996 and for the corresponding nine months ending September 30, 1996.

                                     7



Part II - Other Information:
          -----------------

Item 1 -- Legal Proceedings:
          -----------------

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

Item 2 -- Changes in Securities:
          ---------------------

          NONE

Item 3 -- Defaults upon Senior Securities:
          -------------------------------

          NONE

Item 4 -- Submission of Matters to a Vote of Security Holders:
          ---------------------------------------------------
          NONE

Item 5 -- Other Information:
          -----------------
          NONE

Item 6 -- Exhibits and Reports on Form 8-K:
          --------------------------------

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

                                  8



              21.1                Subsidiaries of Waterford Gaming Finance
                                  Corp. (i)
              27                  Financial Data Schedule - included in Edgar
                                  filing only.
              99.1                Quarterly Report, for the period ended
                                  June 30, 1997, on Form 10-Q of the Mohegan
                                  Tribal Gaming	Authority (the "Authority")
                                  dated August 13, 1997, incorporated by
                                  reference to the Authority's electronic
                                  filing of such report on Form 10-Q Commission file reference no. 033-80655.
              99.2 Quarterly Report on Form 10-Q of Waterford Gaming, L.L.C., dated November 13, 1997, incorporated by reference to Waterford Gaming L.L.C.'s electronic filing of such report on Form 10-Q Commission file reference no. 333-17795.

              (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795-01, declared effective on May 15, 1997.

              (b)  Form 8-K filed on August 15, 1997.

                   Item 5.

                     The Mohegan Tribal Gaming Authority (the "Authority") has
                   filed its quarterly report on Form 10-Q for the period ended June 30, 1997, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Commission file reference no. 033-80655.

                   Date of Report:  August 13, 1997

                                      9




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:	November 13, 1997           By:/s/Len Wolman
                                     Len Wolman, Chief Executive Officer

Date:	November 13, 1997           By:/s/Del Lauria
                                     Del Lauria, Treasurer


                                     10