Form 10-K
period 1997-12-31
WATERFORD GAMING FINANCE CORP
filed 1998-03-30
CIK 1031563

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

                                OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________


               Commission file number 333-17795-01


                  WATERFORD GAMING FINANCE CORP.
                  ------------------------------
       (Exact name of registrant as specified in its charter)

               Delaware                           06-1485836
   -----------------------------------       -------------------
    (State or other jurisdiction of             (IRS Employer
     incorporation or organization)          Identification No.)

     914 Hartford Turnpike, P.O. Box 715
             Waterford, CT                           06385
  ------------------------------------------      -----------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (860)442-4559

Securities registered pursuant to Section 12(b) of the Act:

Title of each class    Name of each exchange on which registered
        NONE


Securities registered pursuant to Section 12(g) of the Act:
                             NONE
                         ------------
                       (Title of Class)


The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X   No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable.




                    WATERFORD GAMING FINANCE CORP.
                         INDEX TO FORM 10-K

PART I.                                                               PAGE

Item 1.   Business                                                     1
Item 2.   Properties                                                   1
Item 3.   Legal Proceedings                                            1
Item 4.   Submission of Matters to a Vote of Security Holders          1

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                  1
Item 6.   Selected Financial Data                                      1
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          2
Item 8.   Financial Statements and Supplementary Data                  2
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          2

PART III.

Item 10.  Directors and Executive Officers of the Registrant           3
Item 11.  Executive Compensation                                       3
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   3
Item 13.  Certain Relationships and Related Transactions               3

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                         3-5






                                PART I


ITEM 1. BUSINESS
----------------

A.  GENERAL
------------
Waterford Gaming Finance Corp., (the "Company"), a Delaware corporation, was formed on October 22, 1996 as a wholly-owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). The Company functions as a co-issuer with Gaming to issue 12-3/4% Senior Notes payable November 15, 2003 (the "Senior Notes").


ITEM 2. PROPERTIES
------------------

The Company does not have an ownership interest in real property.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

On August 6, 1997 Leisure Resort Technology, Inc. ("Leisure"), a former partner of Trading Cove Assocaites ("TCA"), filed a lawsuit against TCA, Gaming and its owners, Sun Cove Ltd. and RJH Development Corp., claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun casino by TCA. On January 6, 1998, the lawsuit was settled. Gaming paid $5,000,000 to Leisure and, in return, Leisure gave up its beneficial interest in TCA and any other claims it may have had.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Omitted.



                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------
STOCKHOLDERS MATTERS
--------------------

Not Applicable.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Omitted.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto included elsewhere herein.

Discussion of the year ended December 31, 1997
-----------------------------------------------

Revenue for year ended December 31, 1997 was $74.

Expenses for the year ended December 31, 1997 were $55.

As a result of the foregoing factors, the Company's net income for the twelve months ended December 31, 1997 was $19.

Discussion of the period from October 22, 1996 (commencement of operations)
--------------------------------------------------------------------------
to December 31, 1996
--------------------

Revenue for the period ended December 31, 1996 was $0.

Expenses for the period ended December 31, 1996 were $19.

As a result of the foregoing factors, the Company's net loss for the period ended December 31, 1996 was $19.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

The Company was formed on October 22, 1996 and accordingly there are no comparative results of operations for the fiscal year ending December 31, 1995.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See Index to Financial Statements on Page 4.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                  Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following table sets forth certain information with respect to persons who are members of the Board of Directors of the Company or who are executive officers of the Company.

Name                       Age      Positon

Len Wolman................. 43      President, Chief Executive Officer,
                                    Member of the Board of Directors
Del J. Lauria.............. 49      Secretary, Treasurer, Member of the
                                    Board of Directors


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Omitted.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Company is a wholly-owned subsidiary of Gaming.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Omitted.



                              PART IV
                              -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

          (a) Exhibits
          -------------

              Exhibit No.    Description
              3.1            Certificate of Incorporation of
                             Waterford Gaming Finance Corp. (i)
              3.2            Bylaws of Waterford Gaming Finance Corp.  (i)
              4.1            Indenture, dated as of November 8, 1996,
                             between Waterford Gaming, L.L.C. and Waterford
                             Gaming Finance Corp., the issuers, and Fleet
                             National Bank, as trustee, relating to
                             $65,000,000 12-3/4% Senior Notes due 2003. (i)
              4.2            Registration Rights Agreement, dated as of
                             November 8, 1996, among, Waterford Gaming,
                             L.L.C.,, Waterford Gaming Finance Corp., Bear,
                             Stearns & Co., Inc., and Merrill Lynch,
                             Pierce, Fenner & Smith Incorporated.  (i)

              4.3            Specimen Form of 12-3/4% Senior Notes due
                             2003 (the "Private Notes") (included
                             in Exhibit 4.1).  (i)
              4.4 Specimen Form of 12-3/4% Senior Notes due 2003 (the "Exchange Notes") (included in Exhibit
                             4.1).  (i)
             10.1            Purchase Agreement, dated as of November 5,
                             1996, among Waterford Gaming, L.L.C.,
                             Waterford Gaming Finance Corp., Bear, Stearns
                             & Co., Inc. and Merrill Lynch, Pierce, Fenner and Smith Incorporated. (i)
             21.1            Subsidiaries of Waterford Gaming Finance Corp. (i)
             27 Financial Data Schedule - included in Edgar filing only.
             99.1            Annual Report for the fiscal year ended
                             September 30, 1997, on Form 10-K of the
                             Mohegan Tribal Gaming Authority (the
                             "Authority") dated December 29, 1997,
                             incorporated by reference to the Authority's electronic filing of such report on Form 10-K Commission file reference no. 033-80655.
             99.2            Quarterly Report, for the quarter ended
                             December 31, 1997, on Form 10-Q of the Mohegan Tribal Gaming Authority (the "Authority") dated February 13, 1998, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Commission file reference no. 033-80655.
             99.3            Annual Report on Form 10-K of Waterford
                             Gaming, L.L.C., dated March 30, 1998,
                             incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-K Commission file reference no.
                             333-17795.

             (i)    Incorporated by reference to the Registrant's
                    Registration Statement on Form S-4, Commission File No. 333-17795-01, declared effective on May 15, 1997.

          (b) Financial Statement Schedules
          ----------------------------------
               INDEX
                                                                      Page

               Report of Independent Accountants                       F1

               Financial Statements:

                 Balance Sheets as of December 31, 1997 and 1996       F2

                 Statements of Operations and Retained
                   Earnings (Deficit) for the year ended
                     December 31, 1997 and for the period from
                       November 6, 1996 (commencement of operations)
                         to December 31, 1996                          F3

                 Statements of Cash Flows for the year ended
                   December 31, 1997 and for the period from
                     November 6, 1996 (commencement of operations)
                       to December 31, 1996                            F4

                 Notes to Financial Statements                         F5

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder of
     Waterford Gaming Finance Corp.:


We have audited the accompanying balance sheets of Waterford Gaming Finance Corp. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations and retained earnings (deficit) and cash flows for the year ended December 31, 1997 and for the period from November 6, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waterford Gaming Finance Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from November 6, 1996 (commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles.

                                                COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 6, 1998


                                    F1



                       WATERFORD GAMING FINANCE CORP.

                                BALANCE SHEETS

                          December 31, 1997 and 1996
                                ____________



                                                           1997         1996
                                                           ----         ----

                                   ASSETS


Cash                                                     $   100      $   81
                                                         =======      ======



                            STOCKHOLDER'S EQUITY


Stockholder's equity:

     Common stock, $.01 par value; 1,000 shares
          authorized, issued and outstanding              $   10      $   10

     Additional paid-in capital                               90          90

     Retained earnings (deficit)                              -          (19)
                                                          ------      ------
        Total stockholder's equity                        $  100      $   81
                                                          ======      ======


The accompanying notes are an integral part of the financial statements.

                                       F2



                         WATERFORD GAMING FINANCE CORP.

           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(DEFICIT)

         for the year ended December 31, 1997 and for the period from
       November 6, 1996 (commencement of operations) to December 31, 1996
                                   ____________

                                                            For the period from
                                       For the year ended   November 6, 1996 to
                                       December 31, 1997     December 31, 1996
                                       ------------------   -------------------
Revenue:
    Bank rebate                               $ 74                  $  -

Expenses:
    Bank charges                                55                    19
                                              -----                 -----

        Net income (loss)                       19                   (19)

Retained earnings (deficit),
     beginning of year (period)                (19)                    -
                                              -----                 -----
Retained earnings (deficit), end of year      $  -                  $(19)
                                              =====                 =====


The accompanying notes are an integral part of the financial statements.

                                    F3



                       WATERFORD GAMING FINANCE CORP.

                          STATEMENTS OF CASH FLOWS

        for the year ended December 31, 1997 and for the period from November 6, 1996 (commencement of operations) to December 31, 1996
                                ____________

                                                            For the period from
                                      For the year ended    November 6, 1996 to
                                       December 31, 1997     December 31, 1996
                                      ------------------    -------------------


Cash flows from operating activities:
   Net income (loss)                          $  19                $ (19)
                                              -----                ------

Net cash provided by (used in)
   operating activities                          19                  (19)
                                              -----                ------

Net increase (decrease) in cash                  19                  (19)


Cash at beginning of year (period)               81                  100
                                              -----                ------

Cash at end of year (period)                  $ 100                $  81
                                              =====                ======

The accompanying notes are an integral part of the financial statemetns.

                                     F4



                         WATERFORD GAMING FINANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                  ____________


1.   Organization:

     Waterford Gaming Finance Corp. (the "Company"), a Delaware corporation, was formed on October 22, 1996 as a wholly-owned subsidiary of Waterford Gaming, L.L.C. Effective as of May 15, 1997 the Company functioned as a co-issuer with its parent, Waterford Gaming, L.L.C., to issue 12-3/4% senior notes payable (the "Notes") which were registered with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 through a registration statement on Form S-4, initially filed on April 29, 1997, under the Securities Exchange Act of 1933. As a result, the Company is subject to the informational requirements of the Securities Exchange Act of 1934.


2.   Summary of Significant Accounting Policies:

     Accounting Method
     -----------------

     The financial statements have been prepared utilizing the accrual method of accounting.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  F5



          (c)  Reports on Form 8-K
          ------------------------

               i)  Form 8-K filed on January 8, 1998

                   Item 5.

                   The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the fiscal year ended September 30, 1997, a copy of which has been filed as as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K SEC file reference no. 033-80655.

              ii)  Form 8-K filed on February 18, 1998

                   Item 5.

                   The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended December 31, 1997, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q SEC file reference no. 033-80655.


                                      5



                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Waterford Gaming Finance Corp.


Date:   March 30, 1998                By:/s/Len Wolman
                                         Len Wolman, Chief Executive Officer


Date:   March 30, 1998                By:/s/Del J. Lauria
                                         Del J. Lauria, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.


Signature                           Title


/s/Len Wolman                       President, Chief Executive Officer,
   Len Wolman                       Member of the Board of Directors


/s/Del J. Lauria                    Secretary, Treasurer, Member of the
   Del J. Lauria                    Board of Directors