Form 10-Q
period 1998-03-31
WATERFORD GAMING FINANCE CORP
filed 1998-05-14
CIK 1031563

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:3/31/98

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period  to .

                Commission file number:  333-17795-01


                     WATERFORD GAMING FINANCE CORP.
                    ---------------------------------
         (Exact name of Registrant as specified in its charter)

             DELAWARE                         06-1485836
             ---------                       ------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

          914 HARTFORD TPKE,
             P.O. BOX 715,
             WATERFORD, CT                        06385
          ------------------                     -------
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




                      WATERFORD GAMING FINANCE CORP.

                           INDEX TO FORM 10-Q
                                                                      Page
                                                                      Number

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements


Report of Independent Accountants for Waterford Gaming
Finance Corp.                                                          1

Financial Information                                                  2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of March 31, 1998 (unaudited) and December 31, 1997                 3

Condensed Statements of Operations of Waterford Gaming Finance
Corp. for the three months ended March 31, 1998 (unaudited)
and March 31, 1997 (unaudited)                                         4

Condensed Statements of Cash Flows of Waterford Gaming
Finance Corp. for the three months ended March 31, 1998
(unaudited) and March 31, 1997 (unaudited)                             5

Note to Condensed Financial Statements of Waterford Gaming
Finance Corp. (unaudited)                                              6

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7

ITEM 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                  7

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                            8
ITEM 2 -- Changes in Securities                                        8
ITEM 3 -- Defaults upon Senior Securities                              8
ITEM 4 -- Submission of Matters to a Vote of Security Holders          8
ITEM 5 -- Other Information                                            8
ITEM 6 -- Exhibits and Reports on Form 8-K                           8-9

Signatures - Waterford Gaming Finance Corp.                           10





                    Report of Independent Accountants
                    ---------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:


We have reviewed the condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of March 31, 1998, and the related condensed statements of operations and retained earnings (deficit) for the three months ended March 31, 1998 and 1997, and the related condensed statement of cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997, and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated March 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which is has been derived.

                                                    Coopers & Lybrand, L.L.P.


Hartford, Connecticut
May 8, 1998


                                    1




PART I. - FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of March 31, 1998, and for the three months ended March 31, 1998, included in this report was reviewed by Coopers & Lybrand, L.L.P., independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                                    2




                      WATERFORD GAMING FINANCE CORP.

                        CONDENSED BALANCE SHEETS

            March 31, 1998 (Unaudited) and December 31, 1997
                                ________



                                 ASSETS

                                                  March 31,      December 31,
                                                    1998             1997
                                                ------------     ------------


Cash                                                $ 100           $ 100
                                                    =====           =====


                           STOCKHOLDER'S EQUITY



Stockholder's equity:

     Common stock, $.01 par value;
       1,000 shares authorized, issued
          and outstanding                           $  10           $  10
     Additional paid-in capital                        90              90
     Retained earnings                                 -               -
                                                    -----           -----

         Total stockholder's equity                 $ 100           $ 100
                                                    =====           =====



The accompanying note is an integral part of the financial statements.

                                    3




                     WATERFORD GAMING FINANCE CORP.

   CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

      for the three months ended March 31, 1998 and March 31, 1997

                               (Unaudited)
                                ________


                                             For the three    For the three
                                              months ended     months ended
                                             March 31, 1998   March 31, 1997
                                             --------------   --------------

   Revenue                                        $ -               $ -

   Expenses:
       Bank charges                                 -                 55
                                                  ----              ----

       Net income (loss)                            -                (55)

   Retained earnings (deficit),
     beginning of quarter                           -                (19)
                                                  ----              ----

   Retained earnings (deficit),
     end of quarter                               $ -               $(74)
                                                  ====              ====


The accompanying note is an integral part of the financial statements.

                                    4



                     WATERFORD GAMING FINANCE CORP.

                   CONDENSED STATEMENTS OF CASH FLOWS

      for the three months ended March 31, 1998 and March 31, 1997

                               (Unaudited)
                                _________


                                            For the three     For the three
                                             months ended      months ended
                                            March 31, 1998    March 31, 1997
                                            --------------    --------------

Cash flows from operating activities:
   Net income (loss)                              $ -              $(55)
                                                  ----             ----

      Net cash used in operating activities         -               (55)
                                                  ----             ----

   Net decrease in cash                             -               (55)

   Cash at beginning of quarter                    100               81
                                                  ----             ----

   Cash at end of quarter                         $100             $ 26
                                                  ====             ====



The accompanying note is an integral part of the financial statements.

                                    5




                     WATERFORD GAMING FINANCE CORP.

                 NOTE TO CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)
                                _________


1.   Basis of Presentation:

     The unaudited condensed interim financial statements have been prepared in accordance with the policies and should be read in conjunction with the Company's 1997 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 30, 1998. The condensed Balance Sheet at December 31, 1997 contained herein was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

     The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998, and the results of operations and retained earnings (deficit) and cash flows for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     The Company is a wholly-owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). Effective as of May 15, 1997 the Company functioned as a co-issuer with its parent, Gaming, to issue 12-3/4% senior notes payable (the "Senior Notes").

                                    6



Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto.

The Company is a wholly-owned subsidiary of Gaming.


Results of Operations
---------------------

Discussion of the quarter ended March 31, 1998
----------------------------------------------

For the quarter ended March 31, 1998 the Company had no revenue and expense.


Discussion of the quarter ended March 31, 1997
----------------------------------------------

Revenue for the quarter ended March 31, 1997 was $0.

Bank charges for the quarter ended March 31, 1997 were $55.

As a result of the foregoing factors, the Company experienced a net loss of $55 for the three months ended March 31, 1997.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          NOT APPLICABLE


                                    7




Part II - Other Information:
          -----------------

Item 1 -- Legal Proceedings:
          -----------------

          NONE

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

          NONE

Item 6 -- Exhibits and Reports on Form 8-K:
          --------------------------------

          (a)  Exhibits

           Exhibit No.    Description
               3.1        Certificate of Incorporation of Waterford
                          Gaming Finance Corp.  (i)
               3.2        Bylaws of Waterford Gaming Finance Corp. (i)


                                    8


               4.1 Indenture, dated as of November 8, 1996, between Waterford Gaming, L.L.C. and
                          Waterford Gaming Finance Corp.,
                          the issuers, and Fleet National Bank, as trustee, relating to $65,000,000 12-3/4%
                          Senior Notes due 2003. (i)
               4.2        Registration Rights Agreement, dated as of
                          November 8, 1996, among, Waterford Gaming,
                          L.L.C., Waterford Gaming Finance Corp., Bear, Stearns & Co., Inc., and Merrill Lynch,
                          Pierce, Fenner & Smith Incorporated. (i)
               4.3        Specimen Form of 12-3/4% Senior Notes due
                          2003 (the "Private Notes") (included in
                          Exhibit 4.1). (i)
               4.4        Specimen Form of 12-3/4% Senior Notes due
                          2003 (the "Exchange Notes") (included in
                          Exhibit 4.1). (i)
              10.1        Purchase Agreement, dated as of November 5,
                          1996, among Waterford Gaming, L.L.C.,
                          Waterford Gaming Finance Corp., Bear, Stearns
                          & Co., Inc. and Merrill Lynch, Pierce, Fenner
                          & Smith Incorporated. (i)
              10.2        Waiver and Acknowledgment of Noteholder. (ii)
              21.1        Subsidiaries of Waterford Gaming Finance
                          Corp. (i)
              27 Financial Data Schedule - included in Edgar filing only.
              99.1        Quarterly Report, for the quarter ended March
                          31, 1998, on Form 10-Q of the Mohegan Tribal
                          Gaming Authority (the "Authority") dated
                          May 13, 1998, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Commission file reference no. 033-80655.
              99.2        Quarterly Report on Form 10-Q of Waterford
                          Gaming, L.L.C., dated May 14, 1998, incorporated by reference to Waterford Gaming L.L.C.'s electronic filing of such report on Form 10-Q Commission file reference no. 333-17795.

         (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795-01, declared effective on May 15, 1997.

        (ii)  Filed herewith.


   (b)  No Form 8-K filings.


                                    9




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1998          By:  /s/Len Wolman
                                 Len Wolman, Chief Executive Officer

Date: May 14, 1998          By:  /s/Del Lauria
                                 Del Lauria, Treasurer



                                   10