Form 10-Q
period 1998-06-30
WATERFORD GAMING FINANCE CORP
filed 1998-08-13
CIK 1031563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 6/30/98

                                    or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

             Commission file number: 333-17795-01

                       WATERFORD GAMING FINANCE CORP.
                       ------------------------------
         (Exact name of Registrant as specified in its charter)

               Delaware                           06-1485836
      --------------------------------       --------------------
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

       914 Hartford Turnpike, P.O. Box 715
               Waterford, CT                         06385
    ------------------------------------------    -----------
     (Address of Principal Executive Offices)      (Zip Code)

Registrant's Telephone Number, Including Area Code (860)442-4559

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .




                       WATERFORD GAMING FINANCE CORP.

                            INDEX TO FORM 10-Q

                                                                     Page
                                                                     Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants for Waterford Gaming
Finance Corp.                                                          1

Financial Information                                                  2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of June 30, 1998 (unaudited) and December 31, 1997                  3

Condensed Statements of Operations and Retained Earnings
(Deficit) of Waterford Gaming Finance Corp. for the three
months and six months ended June 30, 1998 (unaudited) and
June 30,1997 (unaudited)                                               4

Condensed Statements of Cash Flows of Waterford Gaming Finance
Corp. for the six months ended June 30, 1998 (unaudited) and
June 30, 1997 (unaudited)                                              5

Note to Condensed Financial Statements for Waterford
Gaming Finance Corp. (unaudited)                                       6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                  8

Part II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                            8
ITEM 2 -- Changes in Securities                                        8
ITEM 3 -- Defaults upon Senior Securities                              8
ITEM 4 -- Submission of Matters to a Vote of Security Holders          8
ITEM 5 -- Other Information                                            8
ITEM 6 -- Exhibits and Reports on Form 8-K                             9

Signatures - Waterford Gaming Finance Corp.                           10




                     Report of Independent Accountants
                     ---------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the condensed balance sheet of Waterford Gaming Finance
Corp. (the "Company") as of June 30, 1998, and the related condensed statements of operations and retained earnings (deficit) for the three months and six months ended June 30, 1998 and 1997, and the related condensed statements of cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997, and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated March 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1997, is fairly stated , in all material respects, in relation to the balance sheet from which it has been derived.

                                            PricewaterhouseCoopers LLP

Hartford, Connecticut
August 3, 1998


                                     1


Part I -- FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of June 30, 1998, and for the three months and six months ended June 30, 1998, included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews be the American Institute of Certified Public Accountants.


                                     2


                       WATERFORD GAMING FINANCE CORP.

                         CONDENSED BALANCE SHEETS

              June 30, 1998 (Unaudited) and December 31, 1997

                                ----------


                                  ASSETS


                                          June 30,     December 31,
                                            1998           1997
                                          --------     ------------

Cash                                       $ 100          $ 100
                                           ======         ======


                            STOCKHOLDER'S EQUITY

Stockholder's equity:

  Common stock, $.01 par value;
    1,000 shares authorized, issued
      and outstanding                      $  10          $  10
  Additional paid-in capital                  90             90
  Retained earnings                           --             --
                                           ------         ------

      Total stockholder's equity           $ 100          $ 100
                                           ======         ======



    The accompanying note is an integral part of the financial statements.


                                     3

                                  WATERFORD GAMING FINANCE CORP.

                CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

            for the three months and six months ended June 30, 1998 and June 30, 1997

                                            (Unaudited)
                                             ----------



                                 For the three   For the three   For the six     For the six
                                 months ended    months ended    months ended    months ended
                                 June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                 -------------   -------------   -------------   -------------
Revenue:
  Bank rebate                        $  --           $  74           $  --           $  74
Expenses:
  Bank charges                          --              --              --              55
                                     -------         -------         -------         -------

  Net income (loss)                     --              74              --              19

Retained earnings (deficit),
  beginning of period                   --             (74)             --             (19)
                                     -------         -------         -------         -------
Retained earnings (deficit),
  end of period                      $  --           $  --           $  --           $  --
                                     =======         =======         =======         =======



            The accompanying note is an integral part of the financial statements.

                                     4


                       WATERFORD GAMING FINANCE CORP.

                     CONDENSED STATEMENTS OF CASH FLOWS

          for the six months ended June 30, 1998 and June 30, 1997

                                 (Unaudited)

                                 -----------


                                           For the six        For the six
                                           months ended       months ended
                                           June 30, 1998      June 30, 1997
                                           -------------      -------------

Cash flows from operating activities:
   Net income (loss)                          $   --             $   19
                                              -------            -------

     Net cash provided by operating
       activities                                 --                 19
                                              -------            -------

   Net increase in cash                           --                 19

   Cash at beginning of period                   100                 81
                                              -------            -------

   Cash at end of period                      $  100             $  100
                                              =======            =======



   The accompanying note is an integral part of the financial statements.


                                     5


                         WATERFORD GAMING FINANCE CORP.

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

                                  -----------


1.  Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies and should be read in conjunction with the Company's 1997 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 30, 1998. The condensed Balance Sheet at December 31, 1997, contained herein was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998, and, the results of operations and retained earnings (deficit) for the three months and six months ended June 30, 1998, and cash flows for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Company is a wholly-owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). Effective May 15, 1997 the Company functioned as co-issuer with its parent, Gaming, to issue 12-3/4% senior notes payable (the "Senior Notes").

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

Results of Operations
---------------------

Discussion of the quarter ended June 30, 1998
---------------------------------------------

For the quarter ended June 30, 1998 the Company had no revenue and expense.

Discussion of the quarter ended June 30, 1997
---------------------------------------------

Revenue for the quarter ended June 30, 1997 was $74 of rebated bank charges.

Expenses for the quarter ended June 30, 1997 were $0.

As a result of the foregoing factors, the Company experienced net income of $74 for the three months ended June 30, 1997.

Discussion of the six months ended June 30, 1998
------------------------------------------------

For the six months ended June 30, 1998 the Company had no revenue and expense.

Discussion of the six months ended June 30, 1997
------------------------------------------------

Revenue for the six months ended June 30, 1997 was $74 of rebated bank charges.

Bank charges for the six months ended June 30, 1997 were $55.

As a result of the foregoing factors, the Company experienced net income of $19 for the six months ended June 30, 1997.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

                                     7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

           NOT APPLICABLE.


Part II -- Other Information:
           ------------------

Item 1  -- Legal Proceedings:
           ------------------

           NONE

Item 2  -- Changes in Securities:
           ----------------------

           NONE

Item 3  -- Defaults Upon Senior Securities:
           --------------------------------

           NONE

Item 4  -- Submission of Matters to a Vote of Security Holders:
           ----------------------------------------------------

           NONE

Item 5  -- Other Information:
           ------------------

           NONE

                                     8

Item 6  -- Exhibits and Reports on Form 8-K:
           ---------------------------------

           (a)     Exhibits
                   --------

                   Exhibit No.     Description
                      3.1          Certificate of Incorporation of Waterford
                                   Gaming Finance Corp. (i)
                      3.2          Bylaws of Waterford Gaming Finance Corp. (i)
                      4.1          Indenture, dated as of November 8, 1996,
                                   between Waterford Gaming, L.L.C. and
                                   Waterford Gaming Finance Corp., the issuers, and Fleet National Bank, as trustee, relating to $65,000,000 12-3/4% Senior Notes due 2003. (i)
                      4.2          Registration Rights Agreement, dated as of
                                   November 8, 1996, among, Waterford Gaming,
                                   L.L.C., Waterford Gaming Finance Corp., Bear,
                                   Stearns & Co., Inc., and Merrill Lynch,
                                   Pierce, Fenner & Smith Incorporated. (i)
                      4.3          Specimen Form of 12-3/4% Senior Notes due
                                   2003 (the "Private Notes") (included in
                                   Exhibit 4.1). (i)
                      4.4          Specimen Form of 12-3/4% Senior Notes due
                                   2003 (the "Exchange Notes") (included in
                                   Exhibit 4.1). (i)
                     10.1          Purchase Agreement, dated as of November 5,
                                   1996, among Waterford Gaming, L.L.C.,
                                   Waterford Gaming Finance Corp., Bear, Stearns
                                   & Co., Inc. and Merrill Lynch, Pierce, Fenner and Smith Incorporated. (i)
                     10.2          Waiver and Acknowledgment of Noteholder. (ii)
                     21.1          Subsidiaries of Waterford Gaming Finance
                                   Corp. (i)
                     27            Financial Data Schedule - included in Edgar
                                   filing only.
                     99.1          Quarterly Report for the quarter ended June
                                   30, 1998 on Form 10-Q of Waterford Gaming,
                                   L.L.C., dated August 13, 1998, incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q Commission file reference no. 333-17795.

               (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795-01, declared effective on May 15, 1997.

              (ii) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 333-17795-01, as accepted by the Commission on May 14, 1998.

           (b)      No form 8-K filings.

                                     9

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 13, 1998         By: /s/Len Wolman
                                      Len Wolman, Chief Executive Officer


Date:     August 13, 1998         By: /s/Del Lauria
                                      Del Lauria, Treasurer

                                     10