Form 10-Q
period 1998-09-30
WATERFORD GAMING FINANCE CORP
filed 1998-11-13
CIK 1031563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 9/30/98

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




                       WATERFORD GAMING FINANCE CORP.

                            INDEX TO FORM 10-Q

                                                                          Page
                                                                          Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants for Waterford Gaming
Finance Corp.                                                               1

Financial Information                                                       2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of September 30, 1998 (unaudited) and December 31, 1997                  3

Condensed Statements of Operations and Retained Earnings (Deficit) of Waterford Gaming Finance Corp. for the three months and nine months ended
September 30, 1998 (unaudited) and September 30, 1997 (unaudited)           4

Condensed Statements of Cash Flows of Waterford Gaming Finance
Corp. for the nine months ended September 30, 1998 (unaudited) and
September 30, 1997 (unaudited)                                              5

Note to Condensed Financial Statements for Waterford
Gaming Finance Corp. (unaudited)                                            6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                       8

Part II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                                 8
ITEM 2 -- Changes in Securities                                             8
ITEM 3 -- Defaults upon Senior Securities                                   8
ITEM 4 -- Submission of Matters to a Vote of Security Holders               8
ITEM 5 -- Other Information                                                 8
ITEM 6 -- Exhibits and Reports on Form 8-K                                  9

Signatures - Waterford Gaming Finance Corp.                                 10




                     Report of Independent Accountants
                     ---------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the condensed balance sheet of Waterford Gaming Finance Corp. ("the Company") as of September 30, 1998, and the related condensed statements of operations and retained earnings (deficit) for the three months and nine months ended September 30, 1998 and 1997, and the related condensed statements of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


October 30, 1998


                                   1


Part I -- FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of September 30, 1998, and for the three months and nine months ended September 30, 1998, included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                                     2


                       WATERFORD GAMING FINANCE CORP.

                          CONDENSED BALANCE SHEETS

            September 30, 1998 (Unaudited) and December 31, 1997

                                 ----------



                                   ASSETS


                                          September 30,     December 31,
                                              1998              1997
                                          -------------     ------------

Cash                                         $ 100             $ 100
                                             =====             =====


                            STOCKHOLDER'S EQUITY

Stockholder's equity:

  Common stock, $.01 par value;
       1,000 shares authorized, issued
         and outstanding                    $  10              $  10
  Additional paid-in capital                   90                 90
  Retained earnings                            --                 --
                                            -----              -----

          Total stockholder's equity        $ 100              $ 100
                                            =====              =====



    The accompanying note is an integral part of the financial statements.



                                     3

                                WATERFORD GAMING FINANCE CORP.

              CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

     for the three months and nine months ended September 30, 1998 and September 30, 1997

                                          (Unaudited)

                                          -----------



                                        For the three   For the three   For the nine    For the nine
                                        months ended    months ended    months ended    months ended
                                        September 30,   September 30,   September 30,   September 30,
                                            1998            1997            1998           1997
                                        -------------   -------------   -------------   ------------
Revenue:
  Bank rebate                               $  --           $  --           $  --          $  74
Expenses:
  Bank charges                                 --              --              --             55
                                            -----           -----           -----          -----

  Net income                                   --              --              --             19

Retained earnings (deficit),
  beginning of period                          --              --              --            (19)
                                            -----           -----           -----          -----
Retained earnings (deficit),
  end of period                             $  --           $  --           $  --          $  --
                                            =====           =====           =====          =====


              The accompanying note is an integral part of the financial statements.

                                                    4


                          WATERFORD GAMING FINANCE CORP.

                        CONDENSED STATEMENTS OF CASH FLOWS

      for the nine months ended September 30, 1998 and September 30, 1997

                                    (Unaudited)
                                    -----------



                                            For the nine     For the nine
                                            months ended     months ended
                                            September 30,    September 30,
                                                1998             1997
                                            -------------    -------------

Cash flows from operating activities:
   Net income (loss)                            $  --            $  19
                                                -----            -----

     Net cash provided by operating
       activities                                  --               19
                                                -----            -----

Net increase in cash                               --               19

Cash at beginning of period                       100               81
                                                -----            -----

Cash at end of period                           $ 100            $ 100
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

The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998, and, the results of operations and retained earnings (deficit) for the three months and nine months ended September 30, 1998, and cash flows for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations
---------------------

Discussion of the quarter ended September 30, 1998
--------------------------------------------------

For the quarter ended September 30, 1998 the Company had no revenue and expense.

Discussion of the quarter ended September 30, 1997
--------------------------------------------------

For the quarter ended September 30, 1997 the Company had no revenue and expense.

Discussion of the nine months ended September 30, 1998
------------------------------------------------------

For the nine months ended September 30, 1998 the Company had no revenue and expense.

Discussion of the nine months ended September 30, 1997
------------------------------------------------------

Revenue for the nine months ended September 30, 1997 was $74 of rebated bank charges.

Bank charges for the nine months ended September 30, 1997 were $55.

As a result of the foregoing factors, the Company experienced net income of $19 for the nine months ended September 30, 1997.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of Gaming.


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

Item 5  -- Other Information:
           ------------------

           NONE


                                     8


Item 6  -- Exhibits and Reports on Form 8-K:
           ---------------------------------

           (a)     Exhibits
                   --------

                   Exhibit No.     Description
                      3.1          Certificate of Incorporation of Waterford
                                   Gaming Finance Corp. (i)
                      3.2          Bylaws of Waterford Gaming Finance Corp. (i)
                      4.1          Indenture, dated as of November 8, 1996,
                                   between Waterford Gaming, L.L.C. and
                                   Waterford Gaming Finance Corp., the issuers, and Fleet National Bank, as trustee, relating to $65,000,000 12-3/4% Senior Notes due 2003. (i)
                      4.2          Registration Rights Agreement, dated as of
                                   November 8, 1996, among, Waterford Gaming,
                                   L.L.C., Waterford Gaming Finance Corp., Bear,
                                   Stearns & Co., Inc., and Merrill Lynch,
                                   Pierce, Fenner & Smith Incorporated. (i)
                      4.3          Specimen Form of 12-3/4% Senior Notes due
                                   2003 (the "Private Notes") (included in
                                   Exhibit 4.1). (i)
                      4.4          Specimen Form of 12-3/4% Senior Notes due
                                   2003 (the "Exchange Notes") (included in
                                   Exhibit 4.1). (i)
                     10.1          Purchase Agreement, dated as of November 5,
                                   1996, among Waterford Gaming, L.L.C.,
                                   Waterford Gaming Finance Corp., Bear, Stearns
                                   & Co., Inc. and Merrill Lynch, Pierce, Fenner and Smith Incorporated. (i)
                     10.2          Waiver and Acknowledgment of Noteholder. (ii)
                     21.1          Subsidiaries of Waterford Gaming Finance
                                   Corp. (i)
                     27            Financial Data Schedule - included in Edgar
                                   filing only.
                     99.1          Quarterly Report, for the quarter ended
                                   September 30, 1998, on Form 10-Q of Waterford
                                   Gaming, LLC dated November 13, 1998,
                                   incorporated by reference to Waterford
                                   Gaming, LLC's electronic filing of such
                                   report on Form 10-Q Commission file
                                   reference no. 333-17795.

               (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795-01, declared effective on May 15, 1997.

              (ii) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 333-17795-01, as accepted by the Commission on May 14, 1998.

         (b)   Form 8-K filed on August 14, 1998.

               Item 5.

               The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended June 30, 1998, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report of Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

               Date of report: August 13, 1998.



                                     9


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1998       By: /s/Len Wolman
                                    Len Wolman, Chief Executive Officer


Date:  November 13, 1998       By: /s/Del Lauria
                                    Del Lauria, Treasurer



                                     10