Form 10-K
period 1998-12-31
WATERFORD GAMING FINANCE CORP
filed 1999-03-02
CIK 1031563

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                                OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

               Commission file number 333-17795-01

                  WATERFORD GAMING FINANCE CORP.

       (Exact name of registrant as specified in its charter)

               Delaware                                     06-1485836
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)

     914 Hartford Turnpike, P.O. Box 715
             Waterford, CT                                     06385
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

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

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

                    WATERFORD GAMING FINANCE CORP.
                         INDEX TO FORM 10-K

PART I.                                                               PAGE
Item 1.   Business                                                     1
Item 2.   Properties                                                   1
Item 3.   Legal Proceedings                                            1
Item 4.   Submission of Matters to a Vote of Security Holders          1

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                  1
Item 6.   Selected Financial Data                                      2
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          2
Item 8.   Financial Statements and Supplementary Data                  3
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          3

PART III.

Item 10.  Directors and Executive Officers of the Registrant           3
Item 11.  Executive Compensation                                       3
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   3
Item 13.  Certain Relationships and Related Transactions               4

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                        4-6

                                PART I

ITEM 1. BUSINESS

A.  GENERAL

Waterford Gaming Finance Corp., (the "Company"), a Delaware corporation, was formed on October 22, 1996 as a wholly owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). The Company functions as a co-issuer with Gaming to issue 12-3/4% Senior Notes payable November 15, 2003 (the "Senior Notes").

On February 24, 1999, the Company and Waterford Gaming, L.L.C. launched a tender offer for all of the outstanding Senior Notes and are soliciting consents from the registered holders of the Senior Notes to effect certain amendments to the indenture.

The purchase price to be paid by the Company and Waterford Gaming, L.L.C. for Senior Notes validly tendered and accepted for purchase will be an amount that is the greater of $1,124.67 and the price that will be determined in accordance with a pricing formula that is based on a fixed spread of 50 basis points over the yield of the 5.875% U.S. Treasury Note due November 15, 1999 as of 2:00 p.m., New York City time, on March 3, 1999, as well as accrued and unpaid interest up to, but not including, the payment date.

Holders who provide consents to the proposed amendments will receive a consent payment of $30 per $1,000 principal amount of Senior Notes tendered and accepted for purchase pursuant to the offer if they provide their consents on or prior to 5:00 p.m., New York City time, on March 3, 1999, unless such date is extended. The Company's and Gaming's obligation to accept for purchase and to pay for Senior Notes in the tender offer is conditioned on, among other things, consents by holders of the requisite principal amount to effect the desired indenture modifications.


ITEM 2. PROPERTIES

The Company does not have an ownership interest in real property.

ITEM 3. LEGAL PROCEEDINGS

On December 24, 1998, Leisure Resort Technology, Inc. wrote a letter to Trading Cove Associates ("TCA") asserting that TCA and/or certain of TCA's partners breached various fiduciary duties to Leisure Resort Technology, Inc. and that TCA's conduct in negotiating the prior settlement constituted a violation of the anti-fraud provisions of both federal and Connecticut securities laws, as well as violations of other laws. Gaming believes that if such claims are pursued, it has meritorious defenses; however no litigation has been filed to date and no assurance can be given that any ultimate claim will be decided in Gaming's favor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS

Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto included elsewhere herein.

Discussion of the year ended December 31, 1998
----------------------------------------------

For the year ended December 31, 1998 the Company had no revenue and expense.

Discussion of the year ended December 31, 1997
----------------------------------------------

Revenue for the year ended December 31, 1997 was $74.

Expenses for the year ended December 31, 1997 were $55.

As a result of the foregoing factors, the Company's net income for the twelve months ended December 31, 1997 was $19.

Discussion of the period from November 6, 1996 (commencement of operations)
---------------------------------------------------------------------------
to December 31, 1996
--------------------

Revenue for the period ended December 31, 1996 was $0.

Expenses for the period ended December 31, 1996 were $19.

As a result of the foregoing factors, the Company's net loss for the period ended December 31, 1996 was $19.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on Page 5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to persons who are members of the Board of Directors of the Company or who are executive officers of the Company.

Name                      Age      Position
Len Wolman..........      44       President, Chief Executive Officer,
                                   Member of the Board of Directors
Del J. Lauria.......      50       Secretary, Treasurer, Member of the Board
                                   of Directors

ITEM 11.  EXECUTIVE COMPENSATION

Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned subsidiary of Gaming.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

              4.3            Specimen Form of 12-3/4% Senior Notes due
                             2003 (the "Private Notes") (included
                             in Exhibit 4.1).  (i)

              4.4            Specimen Form of 12-3/4% Senior Notes due 2003
                             (The "Exchange Notes") (included in Exhibit
                             4.1).(i)

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

             10.2            Waiver and Acknowledgment of Noteholder. (ii)

             21.1            Subsidiaries of Waterford Gaming Finance Corp.
                             (i)

             27 Financial Data Schedule - included in Edgar filing only.

             99.1            Annual Report, for the year ended December
                             31, 1998, on Form 10-K of Waterford Gaming,
                             LLC dated March 2, 1999, incorporated by reference to Waterford Gaming, LLC's electronic filing of such report on Form 10-K
                             Securities and Exchange Commission (the
                             "Commission") file reference no. 333-17795.

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

          (b)  Financial Statement Schedules

               INDEX TO FINANCIAL STATEMENTS

               Report of Independent Accountants........................   F-1
               Financial Statements:
               Balance Sheets of as of December 31, 1998 and 1997.......   F-2
               Statements of Operations and Retained Earnings (Deficit)
                 for the years ended December 31, 1998 and 1997 and for
                 the period from November 6, 1996 (commencement of
                 operations) to December 31, 1996.......................   F-3
               Statements of Cash Flows for the years ended December 31,
                 1998 and 1997 and for the period from November 6, 1996
                 (commencement of operations) to December 31, 1996......   F-4
               Notes to Financial Statements............................   F-5

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
Waterford Gaming Finance Corp.

     In our opinion, the accompanying balance sheets and the related statements of operations, retained earnings (deficit) and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming Finance Corp. (the "Company") at December 31, 1998 and 1997, and the results of its operations and their cash flows for each of the two years in the period ended December 31, 1998 and the two month period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

FEBRUARY 24, 1999