Form 10-K/A
period 1998-12-31
WATERFORD GAMING FINANCE CORP
filed 1999-03-08
CIK 1031563

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-K/A

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

PRICEWATERHOUSECOOPERS LLP

FEBRUARY 24, 1999

                         WATERFORD GAMING FINANCE CORP.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                              1998    1997
                                                              ----    ----
  ASSETS
Cash........................................................  $100    $100
                                                              ====    ====
  STOCKHOLDER'S EQUITY
Stockholder's equity:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding.................................  $ 10    $ 10
  Additional paid-in capital................................    90      90
  Retained earnings (deficit)...............................    --      --
                                                              ----    ----
          Total stockholder's equity........................  $100    $100
                                                              ====    ====

    The accompanying notes are an integral part of the financial statements.

                         WATERFORD GAMING FINANCE CORP.

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND FOR THE PERIOD FROM
       NOVEMBER 6, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996

                                                     FOR THE         FOR THE       FOR THE PERIOD FROM
                                                    YEAR ENDED      YEAR ENDED      NOVEMBER 6, 1996
                                                   DECEMBER 31,    DECEMBER 31,      TO DECEMBER 31,
                                                       1998            1997               1996
                                                   ------------    ------------    -------------------
Revenue:
  Bank rebate....................................       $--            $74                $ --
Expenses:
  Bank charges...................................       --              55                  19
                                                        --             ---                ----
Net income.......................................       --              19                 (19)
Retained earnings (deficit), beginning of year
  (period).......................................       --             (19)                 --
                                                        --             ---                ----
Retained earnings (deficit), end of year
  (period).......................................       $--            $--                $(19)
                                                        ==             ===                ====

    The accompanying notes are an integral part of the financial statements.

                         WATERFORD GAMING FINANCE CORP.

                            STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND FOR THE PERIOD FROM
       NOVEMBER 6, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996

                                                     FOR THE         FOR THE       FOR THE PERIOD FROM
                                                    YEAR ENDED      YEAR ENDED      NOVEMBER 6, 1996
                                                   DECEMBER 31,    DECEMBER 31,      TO DECEMBER 31,
                                                       1998            1997               1996
                                                   ------------    ------------    -------------------
Cash flows from operating activities:
  Net income (loss)..............................      $ --            $ 19               $(19)
                                                       ----            ----               ----
  Net cash provided by (used in)operating
     activities..................................        --              19                (19)
                                                       ----            ----               ----
  Net increase (decrease) in cash................        --              19                (19)
  Cash at beginning of year (period).............       100              81                100
                                                       ----            ----               ----
  Cash at end of year (period)...................      $100            $100               $ 81
                                                       ====            ====               ====

    The accompanying notes are an integral part of the financial statements.

                         WATERFORD GAMING FINANCE CORP.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION:

     Waterford Gaming Finance Corp. (the "Company"), a Delaware corporation, was formed on October 22, 1996 as a wholly-owned subsidiary of Waterford Gaming, L.L.C. Effective as of May 15, 1997 the Company functioned as a co-issuer with its parent, Waterford Gaming, L.L.C., to issue 12 3/4% senior notes payable (the "Senior Notes"). The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent, Waterford Gaming, L.L.C.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Accounting Method

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

3.  SUBSEQUENT EVENT:

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

     Holders who provide consents to the proposed amendments will receive a consent payment of $30 per $1,000 principal amount of Senior Notes tendered and accepted for purchase pursuant to the offer if they provide their consents on or prior to 5:00 p.m., New York City time, on March 3, 1999, unless such date is extended. The Company's and Waterford Gaming, L.L.C.'s obligation to accept for purchase and to pay for Senior Notes in the tender offer is conditioned on, among other things, consents by holders of the requisite principal amount to effect the desired indenture modifications.

          (c)  Reports on Form 8-K

               i)Form 8-K filed on January 6, 1999.

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the fiscal year ended September 30, 1998, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

               ii)  Form 8-K filed on February 10, 1999

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended December 31, 1998, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Securities and Exchange Commission file reference no. 033-80655.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Waterford Gaming Finance Corp.

Date: March 8, 1999     By: /s/Len Wolman
                            Len Wolman, Chief Executive Officer

Date: March 8, 1999     By: /s/Del Lauria
                            Del Lauria, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 1999.

Signature                    Title
/s/Len Wolman                President, Chief Executive Officer,
   Len Wolman                Member of the Board of Directors

/s/Del J. Lauria             Secretary, Treasurer,
   Del J. Lauria             Member of the Board of Directors