Form 10-Q
period 1999-03-31
WATERFORD GAMING FINANCE CORP
filed 1999-05-17
CIK 1031563

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                            FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: 3/31/99

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to___________

          Commission file number: 333-17795-01


                    Waterford Gaming Finance Corp.
                   ------------------------------
     (Exact name of Registrant as specified in its charter)

          Delaware                           06-1485836
   -------------------------------      -------------------
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification No.)

     914 Hartford Turnpike, P.O. Box 715
         Waterford, CT                         06385
 ------------------------------------         ---------
      (Address of principal                  (Zip Code)
        executive offices)

Registrant's telephone number, including area code (860) 442-4559

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.  Yes  X   No   .


                      WATERFORD GAMING FINANCE CORP.
                            INDEX TO FORM 10-Q

                                                                  Page
                                                                 Number


PART I  --  FINANCIAL INFORMATION

Item 1  --   Financial Statements

Report of Independent Accountants for Waterford
Gaming Finance Corp.                                              1

Financial Information                                             2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of March 31, 1999 (unaudited) and December 31, 1998            3

Condensed Statements of Operations and Retained
Earnings (Deficit) of Waterford Gaming Finance Corp. for
the three months ended March 31, 1999(unaudited)
and March 31, 1998 (unaudited)                                    4

Condensed Statements of Cash Flows of Waterford
Gaming Finance Corp. for the three months ended
March 31, 1999(unaudited) and March 31, 1998 (unaudited)          5

Note to Condensed Financial Statements for Waterford
Gaming Finance Corp. (unaudited)                                  6

Item 2  -- Management's Discussion and Analysis of
           Financial Condition and Results of Operations          8

Item 3  -- Quantitative and Qualitative Disclosures
           about Market Risk

PART II -- Other Information

Item 1  -- Legal Proceedings                                      9
Item 2  -- Changes in Securities                                  9
Item 3  -- Defaults upon Senior Securities                        9
Item 4  -- Submission of Matters to a Vote of Security Holders    9
Item 5  -- Other Information                                      9
Item 6  -- Exhibits and Reports on Form 8-K                      10

Signatures - Waterford Gaming Finance Corp.                      12




                     Report of Independent Accountants
                    ----------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of March 31, 1999, and the related condensed statements of operations and retained earnings (deficit) for the three months ended March 31,1999 and 1998, and the related condensed statement of cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998, and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
May 11, 1999


                                1


PART I  - FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of March 31, 1999, and for the three months ended March 31, 1999, included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                      WATERFORD GAMING FINANCE CORP.

                         CONDENSED BALANCE SHEETS

             March 31, 1999 (Unaudited) and December 31, 1998

                               ____________

                               March 31,           December 31,
                                 1999                1998
                              ----------           -----------

               ASSETS


     Cash                         $ 100                 $ 100
                                    ===                   ===

         STOCKHOLDER'S EQUITY

Stockholder'S Equity

  Common stock, $.01 par
      value; 1,000 shares
      authorized, issued and
      outstanding                 $  10               $   10
  Additional paid-in capital         90                   90
  Retained earnings                  --                   --
                                    ---                  ---

     Total stockholder's equity   $ 100                $ 100
                                    ===                  ===

The accompanying note is an integral part of these condensed financial statements.


                      WATERFORD GAMING FINANCE CORP.

    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

       for the three months ended March 31, 1999 and March 31, 1998

                                (Unaudited)
                           ____________________

                         For the three       For the three
                         months ended        months ended
                         March 31, 1999      March 31, 1998
                         --------------      --------------

Revenue                    $    --              $    --

Expenses                        --                   --
                             ------               ------
    Net income(loss)            --                   --

Retained earnings (deficit),
     beginning quarter          --                   --
                             ------               ------

Retained earnings (deficit),
     end of quarter          $  --               $  --
                              ====                 ====


The accompanying note is an integral part of these condensed financial statements.

                      WATERFORD GAMING FINANCE CORP.

                    CONDENSED STATEMENTS OF CASH FLOWS

       for the three months ended March 31, 1999 and March 31, 1998

                                (Unaudited)

                          ______________________


                           For the three       For the three
                           months ended        months ended
                           March 31, 1999      March 31, 1998
                           --------------      --------------

Cash flow from operating
  activities:
 Net income(loss)          $   --              $   --
                              ----                ----

   Net cash used in
    operating activities       --                  --
                              ----                ----

 Net increase in cash          --                  --

 Cash at beginning of
   quarter                    100                 100
                              ----                ----

 Cash at end of quarter    $  100               $ 100
                              ====                ====

The accompanying note is an integral part of these condensed financial statements.

                      WATERFORD GAMING FINANCE CORP.

                  NOTE TO CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)

                          ______________________

1.     Basis of Presentation:

  The unaudited condensed interim financial statements have been prepared in accordance with the policies described in the Company's 1998 audited financial statements and should be read in conjunction with the Company's 1998 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K/A as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 8, 1999. The condensed Balance Sheet at December 31, 1998, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K/A and required by generally accepted accounting principles.

  The unaudited condensed interim financial statements include normal and recurring adjustments which, are in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999, and the results of operations and retained earnings (deficit) and cash flows for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

  The Company is a wholly-owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). Effective as of May 15, 1997, the Company functioned as a co-issuer with its parent, Gaming, to issue $65 Million 12-3/4% senior notes payable (the "$65 Million Senior Notes"). The $65 Million Senior Notes were redeemed as part of the Company's and Gaming's $125 Million 9-1/2% senior notes (the $125 Million Senior Notes) offering which was completed on March 17, 1999.

  $125 Million 9-1/2% Senior Notes

   General. On March 17, 1999, the Company and Gaming, issued $125 Million Senior Notes, which mature March 15, 2010. Payment of the principal of, and interest on, the $125 Million Senior Notes is subordinate in right of payment to all of their existing and future secured debts.

   Interest. Interest is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% per annum commencing on September 15, 1999.

   Optional Repayment.  The principal amount of the $125 Million
  Senior Notes is payable on March 15, 2010. The Company and Gaming may elect to redeem the $125 Million Senior Notes at any time after March 15, 2004 at a redemption price equal to a percentage (105.182% after March 15, 2004 and declining to 104.318% after March 15, 2005, 103.455% after March 15, 2006, 102.591% after March 15, 2007, 101.727%
  after March 15, 2008, 100.864% after March 15, 2009 and to 100% after March 15, 2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

   Mandatory Repayment. If the Company and Gaming have any excess cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 15, 2000, 107.773% after March 15, 2001, 106.909% after March 15,
  2002, 106.045% after March 15 2003, 105.182% after March 15, 2004,
  104.318% after March 15, 2005, 103.455% after March 15,2006, 102.591%
  after March 15,2007, 101.727% after March 15, 2008, 100.864% after
  March 15, 2009 and to 100.000% after March 15, 2010). In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

   Covenants.  The indenture relating to the $125 Million Senior
  Notes (the "Indenture") contains certain affirmative and negative covenants customarily contained in agreements of this type, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Gaming's ability to (i) borrow money,
  (ii) pay dividends on stock or make certain other restricted payments,
  (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies and
  (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment fund with a trustee for interest reserves.


Item 2 -- Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

The following discussion should be read in conjunction with, and is qualified in its entirety, by the Company's condensed financial statements and the note thereto.

The Company is a wholly-owned subsidiary of Gaming.

Results of Operations
---------------------

Discussion of the quarter ended March 31, 1999
----------------------------------------------

For the quarter ended March 31, 1999, the Company had no revenue and expense.

Discussion of the quarter ended March 31, 1998
-----------------------------------------------

For the quarter ended March 31, 1998, the Company had no revenue and expense.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

Item 3 -- Quantitative and Qualitative Disclosures about
          ----------------------------------------------
          Market Risk
          -----------
          Not Applicable


PART II   Other Information:
          ------------------

Item 1 --  Legal Proceedings:
           ------------------

On December 24, 1998, Leisure Resort Technology, Inc. ("Leisure") wrote a letter to TCA asserting that TCA and/or certain of TCA's partners breached various fiduciary duties to Leisure and that TCA's conduct in negotiating the prior settlement constituted a violation of the anti-fraud provisions of both federal and Connecticut securities laws, as well as violations of other laws. Gaming believes that if such claims are pursued, it has meritorious defenses; however, no litigation has been filed to date and no assurance can be given that any ultimate claim will be decided in Gaming's favor. Gaming has a 50% partnership interest in TCA.

Item 2 --  Changes in Securities:
           -----------------------

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

           None

Item 5 --  Other Information:
           ------------------

           None

Item 6 --  Exhibits and Reports on Form 8-K:
           ---------------------------------

          (a)  Exhibits
               --------

       Exhibit No.  Description
          3.1       Certificate of Incorporation of
                    Waterford Gaming Finance Corp. (i)
          3.2       Bylaws of Waterford Gaming Finance Corp.
                    (i)
          4.1 Indenture, dated as of November 8, 1996, between Waterford Gaming, L.L.C. and Waterford Gaming Finance Corp., the issuers, and Fleet National Bank, as trustee, relating to $65,000,000 12-3/4%
                    Senior Notes due 2003. (i)
          4.1.1     First Supplemental Indenture, dated as
                    of March 4, 1999, among Waterford
                    Gaming, L.L.C. and Waterford Gaming
                    Finance, Corp., as issuers, and State
                    Street Bank and Trust Company, as
                    trustee, relating to $65,000,000 12-3/4%
                    Senior Notes Due 2003. (iii)
          4.2 Indenture, dated as of March 17, 1999, among Waterford Gaming, L.L.C. and Waterford Gaming Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due
                    2010. (iii)
          4.3 Security and Control Agreement, dated as of March 17, 1999, among Waterford
                    Gaming, L.L.C. and Waterford Gaming
                    Finance Corp., as pledgors and State
                    Street Bank and Trust Company, as
                    securities intermediary. (iii)
          4.4 Specimen Form of 9-1/2% Senior Notes due 2010 (included in Exhibit 4.2). (iii)
          10.1      Purchase Agreement, dated as of March
                    10, 1999, among Waterford Gaming,
                    L.L.C., Waterford Gaming Finance Corp.,
                    Bear, Stearns & Co. Inc., Merrill Lynch,
                    Pierce, Fenner and Smith, Inc. and
                    Salomon Smith Barney. (iii)
          10.2      Waiver and Acknowledgment of Noteholder.
                    (ii)
          21.1      Subsidiaries of Waterford Gaming Finance
                    Corp. (i)
          27        Financial Data Schedule - included in
                    Edgar filing only.
          99.1 Quarterly Report, for the quarter ended March 31, 1999, on Form 10-Q of the Mohegan Tribal Gaming Authority (the "Authority"), dated May 14,1999, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Securities and Exchange Commission
                    (the "Commission") file reference
                    No. 033-80655.
          99.2 Quarterly Report, for the quarter ended March 31, 1999, on Form 10-Q of
                    Waterford Gaming, L.L.C., dated
                    May 17, 1999, incorporated by reference to Waterford Gaming, L.L.C's electronic filing of such report on Form 10-Q Commission file reference No. 333-
                    17795.


   (i)     Incorporated by reference to the Registrant's Registration
           Statement on Form S-4, Commission File no. 333-   17795-01
           declared effective on May 15, 1997.

   (ii) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 333-17795-01, as accepted by the Commission on May 14, 1998.

   (iii)   Filed herewith.


   (b)     Form 8-K filed on March 11, 1999

Item 5

    On March 3, 1999, the Mohegan Tribal Gaming Authority (the "Authority") completed the refinancing (the "Refinancing")of its 13-1/2% Senior Secured Notes due 2002. Pursuant to Article 10 of the Development Services Agreement between the Authority and Trading Cove Associates ("TCA"), in which Waterford Gaming, L.L.C., Waterford Gaming Finance Corp.'s parent, has a fifty percent partnership interest, the Development Services Agreement shall become effective on the first day of the first calendar month following the later of (a) the date the Authority receives certain regulatory approvals or (b) the completion of the Refinancing. Pursuant to Article 3 of the Relinquishment Agreement between the Authority and TCA, the Relinquishment Agreement shall become effective on the later of (a) the date the Authority receives certain regulatory approvals or (b) the date the Authority completes its Refinancing. The Authority has received all the regulatory approvals contemplated by the Development Services Agreement and the Relinquishment Agreement. The Development Services Agreement will, therefore, become effective on April 1, 1999 and the Relinquishment Agreement became effective on March 3, 1999.


    Date of Report:  March 3, 1999


                     Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 17, 1999             By:  /s/ Len Wolman
                                      Len Wolman, Chief Executive Officer


Date:   May 17, 1999             By:  /s/ Del Lauria
                                      Del Lauria, Treasurer

