Form 10-Q
period 1999-06-30
WATERFORD GAMING FINANCE CORP
filed 1999-08-10
CIK 1031563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 6/30/99

                                    or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

             Commission file number: 333-17795-01

                      WATERFORD GAMING FINANCE CORP.
                      -------------------------------
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



                      WATERFORD GAMING FINANCE CORP.

                            INDEX TO FORM 10-Q

                                                                     Page
                                                                     Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants for Waterford Gaming
Finance Corp.                                                         1

Financial Information                                                 2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of June 30, 1999 (unaudited) and December 31, 1998                 3

Condensed Statements of Operations of Waterford Gaming Finance
Corp. for the three months and six months ended June 30, 1999
(unaudited) and June 30,1998 (unaudited)                              4

Condensed Statements of Cash Flows of Waterford Gaming Finance
Corp. for the six months ended June 30, 1999 (unaudited) and
June 30, 1998 (unaudited)                                             5

Notes to Condensed Financial Statements for Waterford
Gaming Finance Corp. (unaudited)                                      6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                 9

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                           9
Item 2 -- Changes in Securities                                       9
Item 3 -- Defaults upon Senior Securities                             9
Item 4 -- Submission of Matters to a Vote of Security Holders         9
Item 5 -- Other Information                                           9
Item 6 -- Exhibits and Reports on Form 8-K                            10

Signatures - Waterford Gaming Finance Corp.                           12





                     Report of Independent Accountants
                     ---------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. ("the Company") as of June 30, 1999, and the related condensed statements of operations and retained earnings (deficit) for the six months ended June 30, 1999 and 1998, and the related condensed statement of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers, LLP

August 3, 1999




PART I -- FINANCIAL INFORMATION
          ---------------------

Item 1.-- Financial Statements
          --------------------

The unaudited condensed financial information as of June 30, 1999 and 1998, and for the three months and six months ended June 30, 1999 and 1998, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews be the American Institute of Certified Public Accountants.

                      WATERFORD GAMING FINANCE CORP.

                         CONDENSED BALANCE SHEETS

              June 30, 1999 (Unaudited) and December 31, 1998
                                ----------



                                          June 30,     December 31,
                                            1999           1998
                                          --------     ------------

               ASSETS


Cash                                       $ 100          $ 100
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
                                           ======         ======



The accompanying notes are an integral part of these condensed financial statements.


                                    WATERFORD GAMING FINANCE CORP.

                  CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

              for the three months and six months ended June 30, 1999 and June 30, 1998

                                            (Unaudited)
                                            -----------



                                        For the three  For the three  For the six    For the six
                                        months ended   months ended   months ended   months ended
                                        June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
                                        -------------  -------------  -------------  -------------
Revenue                                    $  --           $  --         $  --           $  --

Expenses                                      --              --            --              --
                                        -------------  -------------  -------------  -------------
  Net income (loss)                           --              --            --              --

Retained earnings (deficit),
  beginning of period                         --              --            --              --
                                        -------------  -------------  -------------  -------------
Retained earnings (deficit),
  end of period                            $  --           $  --         $  --           $  --
                                        =============  =============  =============  =============


The accompanying notes are an integral part of these condensed financial statements.


                      WATERFORD GAMING FINANCE CORP.

                    CONDENSED STATEMENTS OF CASH FLOWS

         for the six months ended June 30, 1999 and June 30, 1998

                                (Unaudited)
                                ----------



                                        For the six         For the six
                                        months ended        months ended
                                        June 30, 1999       June 30, 1998
                                        -------------       -------------

Cash flows from operating activities:
   Net income (loss)                       $  --               $  --
                                           -------             -------

     Net cash provided by operating
       activities                             --                  --
                                           -------             -------

   Net increase in cash                       --                  --

Cash at beginning of period                  100                 100
                                           -------             -------

Cash at end of period                      $ 100               $ 100
                                           =======             =======



The accompanying notes are an integral part of these condensed financial statements.


                    WATERFORD GAMING FINANCE CORP.

               NOTES TO CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)
                              ----------


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

    The unaudited condensed interim financial statements include normal and recurring adjustments which, are in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999, and the results of operations and retained earnings (deficit) for the three months and six months ended June 30, 1999 and cash flows for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

   The Company is a wholly-owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). Effective as of May 15, 1997, the Company functioned as a co-issuer with its parent, Gaming, to issue $65 Million 12-3/4% senior notes payable (the "$65 Million Senior Notes"). The $65 Million Senior Notes were redeemed as part of the Company's and Gaming's $125 Million 9-1/2% senior notes (the "$125 Million Senior Notes") offering which was completed on March 17, 1999.

2. $125 Million 9-1/2% Senior Notes

   On March 17, 1999, the Company and Gaming, issued $125
   Million Senior Notes, which mature March 15, 2010. Payment of the principal of, and interest on, the $125 Million Senior
   Notes is subordinate in right of payment to all their existing and future secured debts.

   Interest is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% per annum commencing on September 15, 1999.

   The principal amount of the $125 Million Senior Notes is payable on March 15, 2010. The Company and Gaming may elect to redeem the $125 Million Senior Notes at any time after March 14, 2004 at a redemption price equal to a percentage (105.182% after March 15, 2004 and declining to 104.318% after March 15, 2005, 103.455% after March 15, 2006, 102.591%
   after March 15, 2007, 101.727% after March 15, 2008, 100.864%
   after March 15, 2009 and to 100% after March 15, 2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

   If the Company and Gaming have any excess cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 15, 2000, 107.773% after March 15, 2001,
   106.909% after March 15, 2002, 106.045% after March 15, 2003,
   105.182% after March 15, 2004, 104.318% after March 15, 2005,
   103.455% after March 15, 2006, 102.591% after March 15, 2007,
   101.727% after March 15, 2008, 100.864% after March 15, 2009 and to 100% after March 15, 2010). In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

Item 2. -- Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

The following discussion should be read in conjunction with, and is qualified in its entirety, by the Company's condensed financial statements and the notes thereto.

The Company is a wholly-owned subsidiary of Gaming.

Results of Operations
---------------------

Discussion of the quarter ended June 30, 1999
---------------------------------------------

For the quarter ended June 30, 1999, the Company had no revenue and expense.

Discussion of the quarter ended June 30, 1998
---------------------------------------------

For the quarter ended June 30, 1998, the Company had no revenue and expense.

Discussion of the six months ended June 30, 1999
------------------------------------------------

For the six months ended June 30, 1999, the Company had no revenue and expense.

Discussion of the six months ended June 30, 1998
------------------------------------------------

For the six months ended June 30, 1998, the Company had no revenue and expense.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

Item 3. -- Quantitative and Qualitative Disclosures about Market
           -----------------------------------------------------
           Risk
           ----

           Not Applicable


PART II -- OTHER INFORMATION:
           ------------------

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

           None

Item 5  -- Other Information:
           ------------------

           None

Item 6  -- Exhibits and Reports on Form 8-K:
           ---------------------------------

           (a) Exhibits
               --------

       Exhibit No.   Description
           3.1       Certificate of Incorporation of
                     Waterford Gaming Finance Corp. (i)
           3.2       Bylaws of Waterford Gaming Finance
                     Corp. (i)
           4.1       Indenture, dated as of November 8,
                     1996, between Waterford Gaming, L.L.C.
                     and Waterford Gaming Finance Corp.,
                     the issuers, and Fleet National Bank,
                     as trustee, relating to $65,000,000
                     12-3/4% Senior Notes due 2003. (i)
         4.1.1       First Supplemental Indenture, dated as
                     of March 4, 1999, among Waterford
                     Gaming, L.L.C. and Waterford Gaming
                     Finance Corp., as issuers, and State
                     Street Bank and Trust Company, as
                     trustee, relating to $65,000,000 12-
                     3/4% Senior Notes due 2003. (iii)
           4.2       Indenture, dated as of March 17, 1999,
                     among Waterford Gaming, L.L.C. and
                     Waterford Gaming Finance Corp., as
                     issuers, and State Street Bank and
                     Trust Company, as trustee, relating to
                     $125,000,000 9-1/2% Senior Notes due
                     2010. (iii)
           4.3       Security and Control Agreement, dated
                     as of March 17, 1999, among Waterford
                     Gaming, L.L.C. and Waterford Gaming
                     Finance Corp., as pledgors and State
                     Street Bank and Trust Company, as
                     securities intermediary.  (iii)
           4.4       Specimen Form of 9-1/2% Senior Notes
                     due 2010 (included in
                     Exhibit 4.2).  (iii)
          10.1       Purchase Agreement, dated as of March
                     10, 1999, among Waterford Gaming,
                     L.L.C., Waterford Gaming Finance
                     Corp., Bear, Stearns & Co., Inc.,
                     Merrill Lynch, Pierce, Fenner and
                     Smith Inc. and Salomon Smith
                     Barney.  (iii)
          10.2       Waiver and Acknowledgment of
                     Noteholder. (ii)
          21.1       Subsidiaries of Waterford Gaming
                     Finance Corp. (i)
          27         Financial Data Schedule - included in
                     Edgar filing only.
          99.1       Quarterly Report, for the quarter
                     ended June 30, 1999 on Form 10-Q of
                     Waterford Gaming, L.L.C., dated
                     August 10, 1999, incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q Securities and Exchange Commission (the
                     "Commission") file reference
                     no. 333-17795.

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

      (iii)     Incorporated by reference to the
                Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999, Commission File No. 333-17795-01, as accepted by the Commission on May 17, 1999.

      (b)       No form 8-K filings.

                                  11



                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 1999           By: /s/Len Wolman
                                    Len Wolman, Chief Executive Officer

Date: August 10, 1999           By: /s/Del Lauria
                                    Del Lauria, Treasurer


