Form 10-Q
period 1999-09-30
WATERFORD GAMING FINANCE CORP
filed 1999-11-12
CIK 1031563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 9/30/99

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



                      WATERFORD GAMING FINANCE CORP.

                            INDEX TO FORM 10-Q

                                                                     Page
                                                                     Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants for Waterford Gaming
Finance Corp.                                                         1

Financial Information                                                 2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of September 30, 1999 (unaudited) and December 31, 1998            3

Condensed Statements of Operations of Waterford Gaming Finance
Corp. for the three months and nine months ended September 30, 1999
(unaudited) and September 30, 1998 (unaudited)                        4

Condensed Statements of Cash Flows of Waterford Gaming Finance
Corp. for the nine months ended September 30, 1999 (unaudited) and
September 30, 1998 (unaudited)                                        5

Notes to Condensed Financial Statements for Waterford
Gaming Finance Corp. (unaudited)                                      6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                 9

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                           9
Item 2 -- Changes in Securities                                       9
Item 3 -- Defaults upon Senior Securities                             9
Item 4 -- Submission of Matters to a Vote of Security Holders         9
Item 5 -- Other Information                                           9
Item 6 -- Exhibits and Reports on Form 8-K                            10

Signatures - Waterford Gaming Finance Corp.                           12





                     Report of Independent Accountants
                     ---------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. ("the Company") as of September 30, 1999, and the related condensed statements of operations and retained earnings (deficit) for the three and nine months ended September 30, 1999 and 1998, and the related condensed statement of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

November 4, 1999




PART I -- FINANCIAL INFORMATION
          ---------------------

Item 1.-- Financial Statements
          --------------------

The unaudited condensed financial information as of September 30, 1999 and 1998, and for the three months and nine months ended September 30, 1999 and 1998, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews be the American Institute of Certified Public Accountants.

                      WATERFORD GAMING FINANCE CORP.

                         CONDENSED BALANCE SHEETS

              September 30, 1999 (Unaudited) and December 31, 1998
                                 -----------



                                        September 30,    December 31,
                                            1999            1998
                                        ------------     -----------

               ASSETS


Cash                                       $ 100          $ 100
                                           ======         ======

               STOCKHOLDER'S EQUITY

Stockholder's equity:

     Common stock, $.01 par value;
       1,000 shares authorized, issued
         and outstanding                   $  10          $  10
     Additional paid-in capital               90             90
     Retained earnings (deficit)              --             --
                                           ------         ------

          Total stockholder's equity       $ 100          $ 100
                                           ======         ======



The accompanying notes are an integral part of these condensed financial statements.


                      WATERFORD GAMING FINANCE CORP.

    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

 for the three months and nine months ended September 30, 1999 and September 30, 1998

                              (Unaudited)
                              -----------



                                        For the three  For the three  For the nine   For the nine
                                        months ended   months ended   months ended   months ended
                                        September 30,  September 30,  September 30,  Septeber 30,
                                            1999           1998           1999           1998
                                        -------------  -------------  -------------  -------------
Revenue                                    $  --           $  --         $  --          $  --

Expenses                                      --              --            --             --
                                        -------------  -------------  -------------  -------------
  Net income (loss)                           --              --            --             --

Retained earnings (deficit),
  beginning of period                         --              --            --             --
                                        -------------  -------------  -------------  -------------
Retained earnings (deficit),
  end of period                            $  --           $  --         $  --          $  --
                                        =============  =============  =============  =============

The accompanying notes are an integral part of these condensed financial statements.


                      WATERFORD GAMING FINANCE CORP.

                    CONDENSED STATEMENTS OF CASH FLOWS

    for the nine months ended September 30, 1999 and September 30, 1998

                                (Unaudited)
                                ----------



                                        For the nine        For the nine
                                        months ended        months ended
                                        September 30,       September 30,
                                            1999                1998
                                        -------------       -------------

Cash flows from operating activities:
   Net income (loss)                       $  --               $  --
                                           -------             -------

     Net cash provided by operating
       activities                             --                  --
                                           -------             -------

   Net increase in cash                       --                  --

Cash at beginning of period                  100                 100
                                           -------             -------

Cash at end of period                      $ 100               $ 100
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

   The unaudited condensed interim financial statements include normal and recurring adjustments which, are in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999, and the results of operations and retained earnings (deficit) for the three months and nine months ended September 30, 1999 and cash flows for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

   If the Company and Gaming have any excess cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 15, 2000, 107.773% after March 15, 2001,
   106.909% after March 15, 2002, 106.045% after March 15, 2003,
   105.182% after March 15, 2004, 104.318% after March 15, 2005,
   103.455% after March 15, 2006, 102.591% after March 15, 2007,
   101.727% after March 15, 2008, 100.864% after March 15, 2009 and to 100% after March 15, 2010). On August 1, 1999 the Company and Gaming had excess cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

Results of Operations
---------------------

Discussion of the quarter ended September 30, 1999
--------------------------------------------------

For the quarter ended September 30, 1999, the Company had no revenue and expense.

Discussion of the quarter ended September 30, 1998
--------------------------------------------------

For the quarter ended September 30, 1998, the Company had no revenue and expense.

Discussion of the nine months ended September 30, 1999
------------------------------------------------------

For the nine months ended September 30, 1999, the Company had no revenue and expense.

Discussion of the nine months ended September 30, 1998
------------------------------------------------------

For the nine months ended September 30, 1998, the Company had no revenue and expense.

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

           None

Item 5  -- Other Information:
           ------------------

           None

Item 6  -- Exhibits and Reports on Form 8-K:
           ---------------------------------

           (a) Exhibits
               --------

       Exhibit No.   Description
           3.1       Certificate of Incorporation of
                     Waterford Gaming Finance Corp. (i)
           3.2       Bylaws of Waterford Gaming Finance
                     Corp. (i)
           4.1       Indenture, dated as of November 8,
                     1996, between Waterford Gaming, L.L.C.
                     and Waterford Gaming Finance Corp.,
                     the issuers, and Fleet National Bank,
                     as trustee, relating to $65,000,000
                     12-3/4% Senior Notes due 2003. (i)
           4.1.1     First Supplemental Indenture, dated as
                     of March 4, 1999, among Waterford
                     Gaming, L.L.C. and Waterford Gaming
                     Finance Corp., as issuers, and State
                     Street Bank and Trust Company, as
                     trustee, relating to $65,000,000 12-
                     3/4% Senior Notes due 2003. (iii)
           4.2       Indenture, dated as of March 17, 1999,
                     among Waterford Gaming, L.L.C. and
                     Waterford Gaming Finance Corp., as
                     issuers, and State Street Bank and
                     Trust Company, as trustee, relating to
                     $125,000,000 9-1/2% Senior Notes due
                     2010. (iii)
           4.3       Security and Control Agreement, dated
                     as of March 17, 1999, among Waterford
                     Gaming, L.L.C. and Waterford Gaming
                     Finance Corp., as pledgors and State
                     Street Bank and Trust Company, as
                     securities intermediary.  (iii)
           4.4       Specimen Form of 9-1/2% Senior Notes
                     due 2010 (included in
                     Exhibit 4.2). (iii)
          10.1       Purchase Agreement, dated as of March
                     10, 1999, among Waterford Gaming,
                     L.L.C., Waterford Gaming Finance
                     Corp., Bear, Stearns & Co., Inc.,
                     Merrill Lynch, Pierce, Fenner and
                     Smith Inc. and Salomon
                     Smith Barney Inc. (iii)
          10.2       Waiver and Acknowledgment of
                     Noteholder. (ii)
          21.1       Subsidiaries of Waterford Gaming
                     Finance Corp. (i)
          27         Financial Data Schedule - included in
                     Edgar filing only.
          99.1       Quarterly Report, for the quarter
                     ended September 30, 1999 on Form 10-Q
                     of Waterford Gaming, L.L.C., dated
                     November 12, 1999, incorporated by
                     reference to Waterford Gaming, L.L.C.'s
                     electronic filing of such report on
                     Form 10-Q Securities and Exchange
                     Commission (the "Commission") file
                     reference no. 333-17795.


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

  (b)  Form 8-K filed on August 16, 1999

Item 5.

  The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended June 30, 1999, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

  Date of Report: August 12, 1999



       Form 8-K filed on September 1, 1999

Item 5.

  The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q/A-1 for the quarter ended June 30, 1999, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q/A-1, Securities and Exchange Commission file reference no. 033-80655.

  Date of Report: August 31, 1999

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1999     By: /s/Len Wolman
                                    Len Wolman, Chief Executive Officer

Date: November 12, 1999     By: /s/Del Lauria
                                    Del Lauria, Treasurer

