Form 10-K
period 1999-12-31
WATERFORD GAMING FINANCE CORP
filed 2000-03-27
CIK 1031563

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

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


Securities registered pursuant to Section 12(g) of the Act:
                        NONE
                   (Title of Class)

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

                    WATERFORD GAMING FINANCE CORP.
                          INDEX TO FORM 10-K

PART I.                                                            PAGE

Item 1.   Business                                                   1
Item 2.   Properties                                                 3
Item 3.   Legal Proceedings                                          3
Item 4.   Submission of Matters to a Vote of Security Holders        3

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                3
Item 6.   Selected Financial Data                                    3
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        4
Item 8.   Financial Statements and Supplementary Data                5
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        5

PART III.

Item 10.  Directors and Executive Officers of the Registrant         5
Item 11.  Executive Compensation                                     5
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                 5
Item 13.  Certain Relationships and Related Transactions             5

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                        6

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

B.   $125 Million 9-1/2% Senior Notes

On March 17, 1999, the Company and Gaming, issued $125 Million Senior Notes, which mature March 15, 2010. Payment of the principal of, and interest on, the $125 Million Senior Notes is subordinate in right of payment to all their existing and future secured debts.

Interest is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% per annum which commenced on September 15, 1999.

The principal amount of the $125 Million Senior Notes is payable on March 15, 2010. The Company and Gaming may elect to redeem the $125 Million Senior
Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage (105.182% after March 14, 2004, and declining to 104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591% after March 14, 2007,
101.727% after March 14, 2008, 100.864% after March 14, 2009, and to 100%
after March 14, 2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909%
after March 14, 2002, 106.045% after March 14, 2003, 105.182% after March 14,
2004, 104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591%
after March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14,
2009, and to 100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

ITEM 3.   LEGAL PROCEEDINGS

On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure") and defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure and Trading Cove Associates, Waterford Gaming, L.L.C., LMW Investments, Inc., and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, Waterford Gaming, L.L.C. bought out Leisure's beneficial interest in Trading Cove Associates.

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The suit alleges breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The suit seeks unspecified legal and equitable damages. A Motion to Strike and a Motion for Summary Judgement, each with respect to all claims, have been filed on behalf of all of the Defendants.

Waterford Gaming, L.L.C. believes that it has meritorious defenses and intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, Waterford Gaming, L.L.C. is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of potential loss to Waterford Gaming, L.L.C. as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends and due to the infancy of both the action and discovery in the action.

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

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission
(as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Discussion of the year ended December 31, 1999
----------------------------------------------

For the year ended December 31, 1999 the Company had no revenue and expense.

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

The Company is a wholly-owned subsidiary of Waterford Gaming, L.L.C.
("Gaming").

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on Page 7.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to persons who are members of the Board of Directors of the Company or who are executive officers of the Company.



Name                     Age            Position

Len Wolman               45             President, Chief
                                        Executive Officer, Member
                                        of the Board of Directors

Del J. Lauria            51             Secretary, Treasurer,
                                        Member of the Board of
                                        Directors

ITEM 11.  EXECUTIVE COMPENSATION

Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The Company is a wholly owned subsidiary of Gaming.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a)  Exhibits
               --------

          Exhibit No.    Description
             3.1         Certificate of Incorporation of
                         Waterford Gaming Finance Corp. (i)
             3.2         Bylaws of Waterford Gaming Finance
                         Corp. (i)
             4.1         Indenture, dated as of November 8, 1996,
                         between Waterford Gaming, L.L.C. and
                         Waterford Gaming Finance Corp., the
                         issuers, and Fleet National Bank, as
                         trustee, relating to $65,000,000 12-3/4%
                         Senior Notes due 2003. (i)
             4.1.1       First Supplemental Indenture, dated as
                         of March 4, 1999, among Waterford
                         Gaming, L.L.C. and Waterford Gaming
                         Finance Corp., as issuers, and State
                         Street Bank and Trust Company, as
                         trustee, relating to $65,000,000 12-3/4%
                         Senior Notes due 2003. (iii)
             4.2         Indenture, dated as of March 17, 1999,
                         among Waterford Gaming, L.L.C. and
                         Waterford Gaming Finance Corp., as
                         issuers, and State Street Bank and Trust
                         Company, as trustee, relating to
                         $125,000,000 9-1/2% Senior Notes due
                         2010. (iii)
             4.3         Security and Control Agreement, dated as
                         of March 17, 1999, among Waterford
                         Gaming, L.L.C. and Waterford Gaming
                         Finance Corp., as pledgors and State
                         Street Bank and Trust Company, as
                         securities intermediary.  (iii)
             4.4         Specimen Form of 9-1/2% Senior Notes due
                         2010 (included in Exhibit 4.2). (iii)
            10.1         Purchase Agreement, dated as of March
                         10, 1999, among Waterford Gaming,
                         L.L.C., Waterford Gaming Finance Corp.,
                         Bear, Stearns & Co., Inc., Merrill
                         Lynch, Pierce, Fenner and Smith Inc. and
                         Salomon Smith Barney (iii)
            10.2         Waiver and Acknowledgment of
                         Noteholder. (ii)
            21.1         Subsidiaries of Waterford Gaming Finance
                         Corp. (i)
            27           Financial Data Schedule - included in
                         Edgar filing only.
            99.1         Annual Report, for the year ended
                         December 31, 1999 on Form 10-K of
                         Waterford Gaming, L.L.C., dated March 27, 2000, incorporated by reference to Waterford
                         Gaming, L.L.C.'s electronic filing of
                         such report on Form 10-Q Securities and
                         Exchange Commission (the "Commission")
                         file reference no. 333-17795.

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

(b)  Financial Statement Schedules

     INDEX TO FINANCIAL STATEMENTS

     Report of Independent Accountants                      F-1
     Financial Statements:
     Balance Sheets of as of December 31, 1999 and 1998 F-2 Statements of Operations and Retained
       Earnings (Deficit) for the years ended
        December 31, 1999, 1998 and 1997                    F-3
     Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997                     F-4
     Notes to Financial Statements                          F-5



                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholder of
Waterford Gaming Finance Corp.



In our opinion, the accompanying balance sheets and the related statements of operations, retained earnings (deficit) and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming Finance Corp. (the "Company") at December 31, 1999 and 1998, and the results of its operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


March 9, 2000



                                 F-1



                    WATERFORD GAMING FINANCE CORP.

                              BALANCE SHEETS

                       December 31, 1999 and 1998
                               ----------



                                      1999        1998
                                     ------      ------

         ASSETS

Cash                                 $  100      $  100
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
                                     ======      ======



The accompanying notes are an integral part of these financial statements.



                                   F-2

                          WATERFORD GAMING FINANCE CORP.

               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                  For the Years Ended December 31, 1999, 1998 and 1997
                                     ---------


                                             1999           1998              1997
                                        -------------  -------------    ---------------
Revenue:
  Bank rebate                               $  --          $  --              $ 74
Expenses:
  Bank charges                                 --             --                55
                                            -----          -----             -----
Net income                                     --             --                19
Retained earnings (deficit),
  beginning of year                            --             --               (19)
                                            -----          -----             -----
Retained earnings (deficit),
  end of year                               $  --          $  --             $  --
                                            =====          =====             =====


              The accompanying notes are an integral part of these financial statements.

                                             F-3


                    WATERFORD GAMING FINANCE CORP.

                       STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1999, 1998 and 1997

                              ----------




                             1999           1998            1997
                         ------------   ------------   --------------

Cash flows from
 operating activities:
   Net income              $  --          $  --             $  19
                           -----          -----             -----
   Net cash provided by
     operating
       activities             --             --                19
                           -----          -----             -----
   Net increase
     in cash                  --             --                19
   Cash at beginning
     of year                 100            100                81
                           -----          -----             -----
   Cash at end of
     year                  $ 100          $ 100             $ 100
                           =====          =====             =====

   The accompanying notes are an integral part of these financial statements.

                    WATERFORD GAMING FINANCE CORP.

                    NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION:

     Waterford Gaming Finance Corp. (the "Company"), a Delaware corporation, was formed on October 22, 1996 as a wholly-owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). Effective as of May 15, 1997 the Company functioned as a co-issuer with its parent, Gaming, to issue $65 million 12-3/4% senior notes payable (the "$65 Million Senior Notes"). The $65 Million Senior Notes were redeemed as part of the Company's and Gaming's $125 million
9-1/2% senior notes (the "$125 Million Senior Notes") offering which was completed on March 17, 1999. The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent, Gaming.

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

     Interest is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% per annum and commenced on September 15, 1999.

     The principal amount of the $125 Million Senior Notes is payable on March 15, 2010. The Company and Gaming may elect to redeem the $125 Million Senior Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage (105.182% after March 14, 2004 and declining to 104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591% after March 14, 2007,
101.727% after March 14, 2008, 100.864% after March 14, 2009 and to 100%
after March 14, 2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

     If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001,
106.909% after March 14, 2002, 106.045% after March 14, 2003, 105.182% after
March 14, 2004, 104.318% after March 14, 2005, 103.455% after March 14, 2006,
102.591% after March 14, 2007, 101.727% after March 14, 2008, 100.864% after
March 14, 2009 and to 100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Gaming will make a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

4.   SUBSEQUENT EVENT

     On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure") and defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure and Trading Cove Associates, Waterford Gaming, L.L.C., LMW Investments, Inc., and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, Waterford Gaming, L.L.C. bought out Leisure's beneficial interest in Trading Cove Associates.

     By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The suit alleges breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The suit seeks unspecified legal and equitable damages. A Motion to Strike and a Motion for Summary Judgement, each with respect to all claims, have been filed on behalf of all of the Defendants.

     Waterford Gaming, L.L.C. believes that it has meritorious defenses and intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, Waterford Gaming, L.L.C. is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of potential loss to Waterford Gaming, L.L.C. as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends and due to the infancy of both the action and discovery in the action.

(c)   Reports on Form 8-K

     i) Form 8-K filed on December 21, 1999.

          Item 5.

          The Mohegan Tribal Gaming Authority (the "Authority") has filed its 1999 annual report on Form 10-K for the fiscal year ended December 31, 1999, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: December 20, 1999


     ii) Form 8-K filed on February 15, 2000

          Item 5.

          The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended December 31, 1999, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: February 14, 2000


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    Waterford Gaming Finance Corp.

Date: March 27, 2000    By: /s/Len Wolman
                            Len Wolman, Chief Executive Officer

Date: March 27, 2000    By: /s/Del Lauria
                            Del Lauria, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.

Signature                     Title

/s/ Len Wolman                President, Chief Executive Officer,
    Len Wolman                Member of the Board of Directors

/s/ Del J. Lauria             Secretary, Treasurer,
    Del J. Lauria             Member of the Board of Directors


                                  8