Form 10-Q
period 2000-03-31
WATERFORD GAMING FINANCE CORP
filed 2000-05-11
CIK 1031563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 3/31/2000

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



                      WATERFORD GAMING FINANCE CORP.

                            INDEX TO FORM 10-Q

                                                                     Page
                                                                     Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                     1

Financial Information                                                 2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of March 31, 2000 (unaudited) and December 31, 1999                3

Condensed Statements of Operations of Waterford Gaming Finance
Corp. for the three months ended March 31, 2000
(unaudited) and March 31, 1999 (unaudited)                            4

Condensed Statements of Cash Flows of Waterford Gaming Finance
Corp. for the three months ended March 31, 2000 (unaudited) and
March 31, 1999 (unaudited)                                            5

Notes to Condensed Financial Statements for Waterford
Gaming Finance Corp. (unaudited)                                      6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                 9

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                           9
Item 2 -- Changes in Securities                                       9
Item 3 -- Defaults upon Senior Securities                             9
Item 4 -- Submission of Matters to a Vote of Security Holders         9
Item 5 -- Other Information                                           9
Item 6 -- Exhibits and Reports on Form 8-K                            10

Signatures - Waterford Gaming Finance Corp.                           12





                     Report of Independent Accountants
                     ---------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford
Gaming Finance Corp. (the "Company") as of March 31, 2000, and the related condensed statements of operations and retained earnings (deficit) for the three months ended March 31, 2000 and 1999 and the related condensed statements of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 1999, and the related statements of operations and retained earnings (deficit) and of cash flows for the year then ended (not presented herein); and in our report dated March
9, 2000, we expressed an unqualified opinion on those financial statements.
In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers, LLP

May 8, 2000




PART I -- FINANCIAL INFORMATION
          ---------------------

Item 1.-- Financial Statements
          --------------------

The unaudited condensed financial information as of March 31, 2000 and 1999, and for the three months ended March 31, 2000 and 1999, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                      WATERFORD GAMING FINANCE CORP.

                         CONDENSED BALANCE SHEETS

             March 31, 2000 (Unaudited) and December 31, 1999
                                -----------



                                          March 31,      December 31,
                                            2000            1999
                                        ------------     -----------

               ASSETS


Cash                                       $ 100          $ 100
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


                      WATERFORD GAMING FINANCE CORP.

    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

       for the three months ended March 31, 2000 and March 31, 1999

                               (Unaudited)
                               -----------



                                        For the three  For the three
                                        months ended   months ended
                                          March 31,      March 31,
                                           2000           1999
                                        -------------  -------------

Revenue                                    $  --           $  --

Expenses                                      --              --
                                        -------------  -------------
  Net income (loss)                           --              --

Retained earnings (deficit),
  beginning of quarter                        --              --
                                        -------------  -------------
Retained earnings (deficit),
  end of quarter                           $  --           $  --
                                        =============  =============

The accompanying notes are an integral part of these condensed financial statements.


                      WATERFORD GAMING FINANCE CORP.

                    CONDENSED STATEMENTS OF CASH FLOWS

       for the three months ended March 31, 2000 and March 31, 1999

                                (Unaudited)
                                ----------



                                        For the three       For the three
                                        months ended        months ended
                                          March 31,           March 31,
                                            2000                1999
                                        -------------       -------------

Cash flows from operating activities:
   Net income (loss)                       $  --               $  --
                                           -------             -------

     Net cash provided by operating
       activities                             --                  --
                                           -------             -------

   Net increase in cash                       --                  --

Cash at beginning of quarter                 100                 100
                                           -------             -------

Cash at end of quarter                     $ 100               $ 100
                                           =======             =======



The accompanying notes are an integral part of these condensed financial statements.


                      WATERFORD GAMING FINANCE CORP.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)
                                ----------


1.  Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming Finance Corp.'s (the "Company") 1999 audited financial statements and should be read in conjunction with the Company's 1999 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 27, 2000. The condensed balance sheet at December 31, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

The unaudited condensed interim financial statements include normal and recurring adjustments which, are in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000, and the results of operations and retained earnings (deficit) and cash flows for the three months ended March 31, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773%
after March 14, 2001, 106.909% after March 14, 2002, 106.045% after
March 14, 2003, 105.182% after March 14, 2004, 104.318% after March 14,
2005, 103.455% after March 14, 2006, 102.591% after March 14, 2007,
101.727% after March 14, 2008, 100.864% after March 14, 2009 and to
100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

Results of Operations
---------------------

Discussion of the quarter ended March 31, 2000
----------------------------------------------

For the quarter ended March 31, 2000, the Company had no revenue and expense.

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

           None

Item 5  -- Other Information:
           ------------------

           None

Item 6  -- Exhibits and Reports on Form 8-K:
           ---------------------------------

      (a)  Exhibits
           --------

           Exhibit No.    Description
                 3.1      Certificate of Incorporation of Waterford Gaming
                          Finance Corp. (i)
                 3.2      Bylaws of Waterford Gaming Finance Corp. (i)
                 4.1      Indenture, dated as of November 8, 1996, between
                          Waterford Gaming, L.L.C. and Waterford Gaming
                          Finance Corp., the issuers, and Fleet National
                          Bank, as trustee, relating to $65,000,000 12-
                          3/4% Senior Notes due 2003. (i)
                 4.1.1    First Supplemental Indenture, dated as of March
                          4, 1999, among Waterford Gaming, L.L.C. and
                          Waterford Gaming Finance Corp., as issuers, and
                          State Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                          2003. (iii)
                 4.2      Indenture, dated as of March 17, 1999, among
                          Waterford Gaming, L.L.C. and Waterford Gaming
                          Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010. (iii)
                 4.3      Security and Control Agreement, dated as of
                          March 17, 1999, among Waterford Gaming, L.L.C.
                          and Waterford Gaming Finance Corp., as pledgors and State Street Bank and Trust Company, as securities intermediary. (iii)
                 4.4      Specimen Form of 9-1/2% Senior Notes due 2010
                          (included in Exhibit 4.2). (iii)
                10.1      Purchase Agreement, dated as of March 10, 1999,
                          among Waterford Gaming, L.L.C., Waterford Gaming
                          Finance Corp., Bear, Stearns & Co., Inc.,
                          Merrill Lynch, Pierce, Fenner and Smith Inc. and
                          Salomon Smith Barney (iii)
                10.2      Waiver and Acknowledgment of Noteholder. (ii)
                21.1      Subsidiaries of Waterford Gaming
                          Finance Corp. (i)
                27        Financial Data Schedule - included in Edgar
                          filing only.
                99.1      Quarterly Report, for the quarter ended March
                          31, 2000 on Form 10-Q of Waterford Gaming,
                          L.L.C., dated May 11, 2000, incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q
                          Securities and Exchange Commission (the
                          "Commission") file reference no. 333-17795.

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

  (b)   Reports on Form 8-K
        -------------------

        None


                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 2000     By: /s/Len Wolman
                              Len Wolman, Chief Executive Officer




Date: May 11, 2000     By: /s/Del Lauria
                              Del Lauria, Treasurer


