Form 10-Q
period 2000-06-03
WATERFORD GAMING FINANCE CORP
filed 2000-08-09
CIK 1031563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: 6/30/2000

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number: 333-17795-01



                         WATERFORD GAMING FINANCE CORP.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                         06-1485836
       --------------------------------       --------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification No.)


       914 Hartford Turnpike, P.O. Box 715
               Waterford, CT                          06385
    ------------------------------------------      ----------
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

                                                                   Page
                                                                   Number

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1 -- Financial Statements

Report of Independent Accountants                                     1

Financial Information                                                 2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of June 30, 2000 (unaudited) and December 31, 1999                 3

Condensed Statements of Operations of Waterford Gaming Finance
Corp. for the three months and six months ended June 30, 2000
(unaudited) and June 30, 1999 (unaudited)                             4

Condensed Statements of Cash Flows of Waterford Gaming Finance
Corp. for the six months ended June 30, 2000 (unaudited) and
June 30, 1999 (unaudited)                                             5

Notes to Condensed Financial Statements for Waterford
Gaming Finance Corp. (unaudited)                                      6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                 7

PART II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                           7
Item 2 -- Changes in Securities                                       8
Item 3 -- Defaults upon Senior Securities                             8
Item 4 -- Submission of Matters to a Vote of Security Holders         8
Item 5 -- Other Information                                           8
Item 6 -- Exhibits and Reports on Form 8-K                            8

Signatures - Waterford Gaming Finance Corp.                           9

                        Report of Independent Accountants
                        ---------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of June 30, 2000, and the related condensed statements of operations and retained earnings (deficit)for the three months and sixth months ended June 30, 2000 and 1999 and the related condensed statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers, LLP

July 28,2000

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of June 30, 2000 and 1999, and for the three months and six months ended June 30, 2000 and 1999, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                         WATERFORD GAMING FINANCE CORP.

                            CONDENSED BALANCE SHEETS

                 June 30, 2000 (Unaudited) and December 31, 1999
                                   -----------


                                      June 30,           December 31,
                                        2000                 1999
                                     ----------          ------------

        ASSETS

Cash                                   $  100                $  100
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

                         WATERFORD GAMING FINANCE CORP.

       CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

    for the three months and six months ended June 30, 2000 and June 30, 1999

                                               (Unaudited)
                                               -----------

                                           For the three     For the three    For the six       For the six
                                           months ended      months ended     months ended      months ended
                                           June 30, 2000     June 30, 1999    June 30, 2000     June 30, 1999
                                            -----------       -----------      -----------       -----------

Revenue                                        $  --             $  --            $  --             $  --

Expenses                                          --                --               --                --
                                               -----             -----            -----             -----

Net income (loss)                                 --                --               --                --

Retained earnings (deficit),
  beginning of period                             --                 --              --                --

                                               -----              -----           -----             -----
Retained earnings (deficit),
  end of period                                $  --              $  --           $  --             $  --
                                               =====              =====           =====             =====


The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.


                         WATERFORD GAMING FINANCE CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

            for the six months ended June 30, 2000 and June 30, 1999

                                   (Unaudited)
                                   ----------


                                       For the six           For the six
                                       months ended          month ended
                                       June 30, 2000         June 30, 1999
                                       -------------         -------------

Cash flows from operating activities:
   Net income (loss)                       $  --                 $  --
                                           -----                 -----
   Net cash provided by operating
     activities                               --                    --
                                           -----                 -----

   Net increase in cash                       --                    --

   Cash at beginning of period               100                   100
                                           -----                 -----

   Cash at end of period                   $ 100                 $ 100
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

The unaudited condensed interim financial statements include normal and recurring adjustments which, are in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2000, and the results of operations and retained earnings (deficit) for the three months and six months ended June 30, 2000 and of cash flows for the six months ended June 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Company is a wholly-owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). Effective as of May 15, 1997, the Company functioned as a co- issuer with its parent, Gaming, to issue $65 Million 12-3/4% senior notes payable (the "$65 Million Senior Notes"). The $65 Million Senior Notes were redeemed as part of the Company's and Gaming's $125 Million 9-1/2% senior notes (the "$125 Million Senior Notes") offering which was completed on March 17, 1999.


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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14, 2009 and to 100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling aproximately $5,902,000, and accordingly on September 15, 2000 the Company and Gaming will make a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

Results of Operations
---------------------

Discussion of the quarter ended June 30, 2000
---------------------------------------------

For the quarter ended June 30, 2000, the Company had no revenue and expense.

Discussion of the quarter ended June 30, 1999
---------------------------------------------

For the quarter ended June 30, 1999, the Company had no revenue and expense.

Discussion of the six months ended June 30, 2000
------------------------------------------------

For the six months ended June 30, 2000, the Company had no revenue and expense.

Discussion of the six months ended June 30, 1999
------------------------------------------------

For the six months ended June 30, 1999, the Company had no revenue and expense.


The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of its parent company.


Item 3. -- Quantitative and Qualitative Disclosures about Market Risk

           Not Applicable


PART II -- OTHER INFORMATION:
-----------------------------

Item 1  -- Legal Proceedings:

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The suit alleges breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The suit seeks unspecified legal and equitable damages. A Motion to Strike and a Motion for Summary Judgement, each with respect to all claims, have been filed on behalf of all of the Defendants. The Defendants are awaiting a ruling on the Motion to Strike and the Motion for Summary Judgement which were argued on behalf of all Defendants on June 19, 2000.

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

          None

Item 5 -- Other Information:

          None

Item 6 -- Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               Exhibit No.    Description
                  3.1         Certificate of Incorporation of Waterford Gaming
                              Finance Corp. (i)
                  3.2         Bylaws of Waterford Gaming Finance Corp. (i)
                  4.1         Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                  4.1.1       First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance Corp., as issuers, and State Street
                              Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due 2003. (iii)
                  4.2         Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010. (iii)
                  4.3         Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                  4.4         Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2). (iii)
                  10.1        Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                              Smith Barney (iii)
                  10.2        Waiver and Acknowledgment of Noteholder. (ii)
                  21.1        Subsidiaries of Waterford Gaming
                              Finance Corp. (i)
                  27          Financial Data Schedule - included in Edgar filing
                              only.
                  99.1        Quarterly Report, for the quarter ended June 30,
                              2000 on Form 10-Q of Waterford Gaming, L.L.C., dated August 9, 2000, incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q Securities and Exchange
                              Commission (the "Commission") file reference no.
                              333-17795.

(i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795-01, declared effective on May 15, 1997.

(ii) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 333-17795-01, as accepted by the Commission on May 14, 1998.

(iii)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999, Commission File No. 333-17795-01, as accepted by the Commission on May 17, 1999.

          (b)   Reports on Form 8-K
                -------------------

                Form 8-K filed on May 15, 2000.

                Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended March 31, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: May 12, 2000.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 2000      By: /s/Len Wolman
                                 Len Wolman, Chief Executive Officer



Date: August 9, 2000      By: /s/Del Lauria
                                 Del Lauria, Treasurer