Form 10-Q
period 2000-09-30
WATERFORD GAMING FINANCE CORP
filed 2000-11-13
CIK 1031563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: 9/30/2000

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

                                                                   Page
                                                                   Number

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1 -- Financial Statements

Report of Independent Accountants                                     1

Financial Information                                                 2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of September 30, 2000 (unaudited) and December 31, 1999            3

Condensed Statements of Operations of Waterford Gaming Finance
Corp. for the three months and nine months ended September 30,
2000 (unaudited) and September 30, 1999 (unaudited)                   4

Condensed Statements of Cash Flows of Waterford Gaming Finance
Corp. for the nine months ended September 30, 2000 (unaudited)
and September 30, 1999 (unaudited)                                    5

Notes to Condensed Financial Statements for Waterford
Gaming Finance Corp. (unaudited)                                      6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                 7

PART II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                           7
Item 2 -- Changes in Securities                                       8
Item 3 -- Defaults upon Senior Securities                             8
Item 4 -- Submission of Matters to a Vote of Security Holders         8
Item 5 -- Other Information                                           8
Item 6 -- Exhibits and Reports on Form 8-K                            8

Signatures - Waterford Gaming Finance Corp.                           9





                        Report of Independent Accountants
                        ---------------------------------


To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of September 30, 2000, and the related condensed statements of operations and retained earnings (deficit)for the three months and nine months ended September 30, 2000 and 1999 and the related condensed statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 1999, and the related statements of operations and retained earnings (deficit) and of cash flows for the year then ended (not presented herein); and in our report dated March 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers, LLP

November 6, 2000

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of September 30, 2000 and 1999, and for the three months and nine months ended September 30, 2000 and 1999, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                         WATERFORD GAMING FINANCE CORP.

                            CONDENSED BALANCE SHEETS

              September 30, 2000 (Unaudited) and December 31, 1999
                                   -----------


                                    September 30,        December 31,
                                        2000                 1999
                                    ------------         ------------

        ASSETS

Cash                                   $  100                $  100
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

                         WATERFORD GAMING FINANCE CORP.

       CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

          for the three months and nine months ended September 30, 2000 and September 30, 1999

                                               (Unaudited)
                                               -----------

                                          For the three     For the three     For the nine      For the nine
                                           months ended      months ended     months ended      months ended
                                          Sept. 30, 2000    Sept. 30, 1999   Sept. 30, 2000    Sept. 30, 1999
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


                         WATERFORD GAMING FINANCE CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

       for the nine months ended September 30, 2000 and September 30, 1999

                                   (Unaudited)
                                   ----------


                                       For the nine          For the nine
                                       months ended          months ended
                                    September 30, 2000    September 30, 1999
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

The unaudited condensed interim financial statements include normal and recurring adjustments which, are in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2000, and the results of operations and retained earnings (deficit) for the three months and nine months ended September 30, 2000 and of cash flows for the nine months ended September 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14, 2009 and to 100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling aproximately $5,902,000, and accordingly on September 15, 2000 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

Results of Operations
---------------------

Discussion of the quarter ended September 30, 2000
--------------------------------------------------

For the quarter ended September 30, 2000, the Company had no revenue and expense.

Discussion of the quarter ended September 30, 1999
--------------------------------------------------

For the quarter ended September 30, 1999, the Company had no revenue and expense.

Discussion of the nine months ended September 30, 2000
------------------------------------------------------

For the nine months ended September 30, 2000, the Company had no revenue and expense.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Courts order dsmissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

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

          None

Item 5 -- Other Information:

          None

Item 6 -- Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               Exhibit No.    Description
                  3.1         Certificate of Incorporation of Waterford Gaming
                              Finance Corp. (i)
                  3.2         Bylaws of Waterford Gaming Finance Corp. (i)
                  4.1         Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                  4.1.1       First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance Corp., as issuers, and State Street
                              Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due 2003. (iii)
                  4.2         Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010. (iii)
                  4.3         Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                  4.4         Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2). (iii)
                  10.1        Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                              Smith Barney (iii)
                  10.2        Waiver and Acknowledgment of Noteholder. (ii)
                  21.1        Subsidiaries of Waterford Gaming
                              Finance Corp. (i)
                  27          Financial Data Schedule - included in Edgar filing
                              only.
                  99.1        Quarterly Report, for the quarter ended September
                              30, 2000 on Form 10-Q of Waterford Gaming, L.L.C., dated November 13, 2000 incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q Securities and Exchange
                              Commission (the "Commission") file reference no.
                              333-17795.

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

          (b)   Reports on Form 8-K
                -------------------

                Form 8-K filed on August 15, 2000.

                Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended June 30, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: August 14, 2000.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2000      By: /s/Len Wolman
                                 Len Wolman, Chief Executive Officer



Date: November 13, 2000      By: /s/Del Lauria
                                 Del Lauria, Treasurer


