Form 10-K
period 2000-12-31
WATERFORD GAMING FINANCE CORP
filed 2001-03-30
CIK 1031563

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

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

                 WATERFORD GAMING FINANCE CORP.
                       INDEX TO FORM 10-K

PART I.                                                      PAGE

Item 1.   Business                                              1
Item 2.   Properties                                            2
Item 3.   Legal Proceedings                                     2
Item 4.   Submission of Matters to a Vote of Security Holders   2

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                           2
Item 6.   Selected Financial Data                               2
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   3
Item 8.   Financial Statements and Supplementary Data           3
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                   3

PART III.

Item 10.  Directors and Executive Officers of the Registrant    3
Item 11.  Executive Compensation                                3
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                            3
Item 13.  Certain Relationships and Related Transactions        3

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                   4

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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of $125 Million Senior notes totaling approximately $6,173,000 and accordingly the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Courts order dismissed the claim for an accounting and the claim under Connecticut Statues Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, Waterford Gaming, L.L.C. and its co-defendants answered the complaint. In addition, Waterford Gaming, L.L.C. and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol.

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

                                    Part II

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

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Discussion of the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------

For the years ended December 31, 2000, 1999 and 1998 the Company had no revenue and expense.

The Company is a wholly-owned subsidiary of Waterford Gaming, L.L.C..

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



Name                     Age            Position

Len Wolman               46             President, Chief
                                        Executive Officer, Member
                                        of the Board of Directors
Del J. Lauria            52             Secretary, Treasurer,
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a)  Exhibits
               --------

               Exhibit No.    Description
                  3.1         Certificate of Incorporation of
                              Waterford Gaming Finance Corp. (i)
                  3.2         Bylaws of Waterford Gaming Finance Corp. (i)
                  4.1         Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                  4.1.1       First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance Corp., as issuers, and State Street
                              Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due 2003. (iii)
                  4.2         Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010. (iii)
                  4.3         Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                  4.4         Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2). (iii)
                  10.1        Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                              Smith Barney (iii)
                 10.2         Waiver and Acknowledgment of Noteholder. (ii)
                 21.1         Subsidiaries of Waterford Gaming
                              Finance Corp. (i)
                 99.1         Annual Report, for the year ended December 31,
                              2000 on Form 10-K of Waterford Gaming, L.L.C., dated March 30, 2001, incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-K Securities and Exchange
                              Commission  (the "Commission")file reference no.
                              333-17795.

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

(b)  Financial Statement Schedules

     INDEX TO FINANCIAL STATEMENTS

     Report of Independent Accountants                   F-1
     Financial Statements:
     Balance Sheets as of December 31, 2000 and 1999 F-2 Statements of Operations and Retained
       Earnings (Deficit) for the years ended
         Decmeber 31, 2000, 1999, and 1998               F-3
     Statements of Cash Flows for the years ended
       December 31, 2000, 1999, and 1998                 F-4
     Notes to Financial Statements                       F-5

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholder of
Waterford Gaming Finance Corp.


In our opinion, the accompanying balance sheets and the related statements of operations, retained earnings (deficit) and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming Finance Corp. (the "Company") at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

March 15, 2001


                          WATERFORD GAMING FINANCE CORP.

                                 BALANCE SHEETS

                           December 31, 2000 and 1999
                           --------------------------


                                          2000      1999
                                         ------    ------

           ASSETS

Cash                                     $  100    $  100
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


                         WATERFORD GAMING FINANCE CORP.

            STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

             For the Years Ended December 31, 2000, 1999, and 1998
                          --------------------------


                                       2000            1999            1998
                                  --------------  --------------  --------------

Revenue:                              $  --           $  --           $  --

Expenses:                                --              --              --
                                      -----           -----           -----
Net income                               --              --              --
Retained earnings (deficit),
  beginning of year                      --              --              --
                                      -----           -----           -----

Retained earnings (deficit),
  end of year                         $  --           $  --           $  --
                                      =====           =====           =====

The accompanying notes are an integral part of these financial statements.


                         WATERFORD GAMING FINANCE CORP.

                            STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998

                          --------------------------



                                  2000           1999           1998
                              ------------   ------------   ------------

Cash flows from
 operating activities:
   Net income                    $  --          $  --          $  --
                                 -----          -----          -----
     Net cash prvided by
      operating
       activities                   --             --             --
                                 -----          -----          -----
     Net increase
      in cash                       --             --             --
     Cash at beginning
      of year                      100            100            100
                                 -----          -----          -----
     Cash at end of
      year                       $ 100          $ 100          $ 100
                                 =====          =====          =====

The accompanying notes are an integral part of these financial statements.

                         WATERFORD GAMING FINANCE CORP.

                         NOTES TO FINANCIAL STATEMENTS
                           --------------------------

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

2.   SUMMARY OF SINIFICANT ACCOUNTING POLICIES:

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


3.    $125 Million 9-1/2% Senior Notes:

On March 17, 1999, the Company and Gaming, issued $125 Million Senior Notes, which mature March 15, 2010. Payment of the principal of, and interest on, the $125 Million Senior Notes is subordinate in right of payment to all their existing and future secured debts.

Interest is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% annum and commenced on September 15, 1999.

The principal amount of the $125 Million Senior Notes is payable on March 15, 2010. The Company and Gaming may elect to redeem the $125 Million Senior Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage (105.182% after March 14, 2004 and declining to 104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591% after March 14, 2007, 101.727%
after March 14, 2008,  100.864% after March 14, 2009 and to 100% after March 14,
2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount threof plus accrued interest.

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001,, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14, 2009 and to 100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly the Company and Gaming will make a mandatory redemption of $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773% on March 15, 2001. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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


4.   CONTINGENCIES:

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Courts order dismissed the claim for an accounting and the claim under Connecticut Statues Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, Waterford Gaming, L.L.C. and its co-defendants answered the complaint. In addition, Waterford Gaming, L.L.C. and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol.

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

                                      F-6
(c)  Reports on Form 8-K

          (i) Form 8-K filed on December 28, 2000.

          Item 5.

          The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the year ended September 30, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: December 14, 2000

          (ii) Form 8-K filed on February 14, 2001

          Item 5.

          The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the year ended December 31, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: February 13, 2001

          (iii) Form 8-K/A filed on February 20, 2001

          Item 5.

          The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended December 31, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: February 13, 2001

          (iv) Form 8-K filed on February 20, 2001

          Item 5.

          The Mohegan Tribal Gaming Authority (the "Authority") has filed an amended quarterly report on Form 10-Q/A for the quarter ended December 31, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q/A, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: February 14, 2001


                                       6


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Waterford Gaming Finance Corp.

Date: March 30, 2001     By: /s/Len Wolman
                         Len Wolman, Chief Executive Officer

Date: March 30, 2001     By: /s/Del Lauria
                         Del Lauria, Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

Signature                      Title


 /s/ Len Wolman                President, Chief Executive Officer,
     Len Wolman                Member of the Board of Directors


 /s/ Del J. Lauria             Secretary, Treasurer,
     Del J. Lauria             Member of the Board of Directors

                                        7