Form 10-Q
period 2001-06-30
WATERFORD GAMING FINANCE CORP
filed 2001-08-13
CIK 1031563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 6/30/2001

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



                                                                       Page
                                                                      Number

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of June 30, 2001 (unaudited) and December 31, 2000                    3

Condensed Statements of Operations and Retained Earnings (Deficit)
of Waterford Gaming Finance Corp. for the three months and six months
ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited)            4

Condensed Statements of Cash Flows of Waterford Gaming Finance Corp.
for the six months ended June 30, 2001 (unaudited) and
June 30, 2000 (unaudited)                                                5

Notes to Condensed Financial Statements for Waterford Gaming
Finance Corp. (unaudited)                                                6

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

ITEM 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                    7

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                              7
Item 2 -- Changes in Securities                                          8
Item 3 -- Defaults upon Senior Securities                                8
Item 4 -- Submission of Matters to a Vote of Security Holders            8
Item 5 -- Other Information                                              8
Item 6 -- Exhibits and Reports on Form 8-K                               8

Signatures- Waterford Gaming Finance Corp.                              10




                        Report of Independent Accountants
                       ---------------------------------

To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of the June 30, 2001, and the related condensed statements of operations and retained earnings (deficit) for the three-month and six-month periods ended June 30, 2001 and 2000 and the related condensed statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

August 10, 2001


                                        1


PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of June 30, 2001 and 2000, and for the three-month and six-month periods ended June 30, 2001 and 2000 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                         Waterford Gaming Finance Corp.

                            Condensed Balance Sheets

                  June 30,2001 (Unaudited) and December 31,2000
                -------------------------------------------------




                                               June 30,            December 31,
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


                         Waterford Gaming Finance Corp.

       Condensed Statements of Operations and Retained Earnings (Deficit)

        For the Three Months and Six Months Ended June 30, 2001 and 2000

                                   (Unaudited)
                                -----------------



                       For the three  For the three  For the six    For the six
                        months ended   months ended  months ended   months ended
                       June 30, 2001  June 30, 2000 June 30, 2001  June 30, 2000
                       -------------  ------------- -------------  -------------

Revenue                    $--            $--           $--            $--

Expenses                    --             --            --             --
                           ----           ----          ----           ----
Net income                  --             --            --             --

Retained earnings
 (deficit), beginning
   of period                --             --            --             --
                           ----           ----          ----           ----
Retained earnings
 (deficit), end
   of period               $--            $--           $--            $--
                           ====           ====          ====           ====

The accompanying notes are an integral part of these condensed financial statements.


                         Waterford Gaming Finance Corp.

                       Condensed Statements of Cash Flows

               For the Six Months ended June 30, 2001 and 2000

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


                         WATERFORD GAMING Finance Corp.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                  -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming Finance Corp.'s (the "Company") 2000 audited financial statements and should be read in conjunction with the Company's 2000 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 30, 2001. The condensed balance sheet at December 31, 2000, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2001, the results of operations and retained earnings (deficit) for the three-month and six-month periods ended June 30, 2001 and of cash flows for the six-month period ended June 30, 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Gaming will make a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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


Results of Operations
---------------------

Discussion of the quarter ended June 30, 2001
---------------------------------------------

For the quarter ended June 30, 2001 the Company had no revenue and expense.


Discussion of the six months ended June 30, 2001
------------------------------------------------

For the six months ended June 30, 2001 the Company had no revenue and expense.


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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred through the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, Waterford Gaming, L.L.C. and its co-defendants answered the complaint. In addition, Waterford Gaming, L.L.C. and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol.

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

       None

Item 5 -- Other Information:

       None



Item 6 -- Exhibits and Reports on Form 8-K:

(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Incorporation of Waterford
                              Gaming Finance Corp. (i)
                 3.2          Bylaws of Waterford Gaming Finance Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (iii)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (iii)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (iii)
                 10.1         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                               Smith Barney. (iii)
                 10.2         Waiver and Acknowledgment of Noteholder. (ii)
                 21.1         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1         Quarterly report, for the period ended
                              June 30, 2001 on Form 10-Q of Waterford Gaming,
                              L.L.C., dated August 13, 2001, incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 333-17795.
                 99.2         Quarterly report, for the period ended June 30,
                              2001, on Form 10-Q of the Mohegan Tribal Gaming
                              Authority (the "Authority") dated August 10, 2001, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q
                              Commission file reference no. 033-80655.

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


(b)  Reports on Form 8-K
     -------------------

     Form 8-K filed on July 27, 2001

     Item 5.

     On July 18, 2001, the Mohegan Tribal Gaming Authority (the "Authority") has filed a press release report on Form 8-K for the quarter ended June 30, 2001, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     On July 23, 2001, the Authority has filed an amended annual report on Form 10-K/A for the year ended September 30, 2000 a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K/A, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: July 18, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 13, 2001               By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: August 13, 2001               By: /s/Del Lauria
                                     Del Lauria, Treasurer


