Form 10-Q
period 2002-03-31
WATERFORD GAMING FINANCE CORP
filed 2002-05-14
CIK 1031563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 3/31/2002

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from_______ to________


                       Commission file number 333-17795-01


                           WATERFORD GAMING FINANCE CORP.
                           ------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                  06-1485836
-------------------------------                 --------------------
(State or other jurisdiction of                  (I.R.S.employer
 incorporation or organization)                   identification no.)



914 Hartford Turnpike, P.O. Box 715
          Waterford , CT                               06385
----------------------------------------             -----------
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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of March 31, 2002 (unaudited) and December 31, 2001                   3

Condensed Statements of Operations and Retained Earnings (Deficit)
of Waterford Gaming Finance Corp. for the three months
ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)          4

Condensed Statements of Cash Flows of Waterford Gaming Finance Corp.
for the three months ended March 31, 2002 (unaudited) and
March 31, 2001 (unaudited)                                               5

Notes to Condensed Financial Statements for Waterford Gaming
Finance Corp. (unaudited)                                                6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                    7

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                              7
Item 2 -- Changes in Securities                                          8
Item 3 -- Defaults upon Senior Securities                                8
Item 4 -- Submission of Matters to a Vote of Security Holders            8
Item 5 -- Other Information                                              8
Item 6 -- Exhibits and Reports on Form 8-K                               8

Signatures- Waterford Gaming Finance Corp.                              10




                        Report of Independent Accountants
                       ---------------------------------

To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of March 31, 2002, and the related condensed statements of operations and retained earnings (deficit) and cash flows for each of the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein), and in our report dated March 20, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

May 5, 2002


                                        1


PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of March 31, 2002 and 2001, and for the three-month periods ended March 31, 2002 and 2001 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                         Waterford Gaming Finance Corp.

                            Condensed Balance Sheets

               March 31, 2002 (Unaudited) and December 31, 2001
               ------------------------------------------------




                                              March 31,            December 31,
                                                2002                   2001
                                           -------------           ------------


      ASSETS


Cash                                             $100                   $100
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


                         Waterford Gaming Finance Corp.

       Condensed Statements of Operations and Retained Earnings (Deficit)

               For the Three Months  Ended March 31, 2002 and 2001

                                   (Unaudited)
                                -----------------



                                 2002           2001
                             -------------  -------------
Revenue                         $--            $--

Expenses                         --             --
                                ----           ----
Net income                       --             --

Retained earnings
 (deficit), beginning
   of period                     --             --
                                ----           ----
Retained earnings
 (deficit), end
   of period                    $--            $--
                                ====           ====

The accompanying notes are an integral part of these condensed financial statements.


                         Waterford Gaming Finance Corp.

                       Condensed Statements of Cash Flows

                For the Three Months ended March 31, 2002 and 2001

                                   (Unaudited)

                        -----------------------------


                                                         2002            2001
                                                     -----------     -----------


Cash flows from operating activities
  Net income (loss)                                      $ --             $ --
                                                         ----             ----

  Net cash provided by operating activities                --               --
                                                         ----             ----

Net increase in cash                                       --               --

Cash at beginning of period                               100              100
                                                         ----             ----
Cash at end of period                                    $100             $100
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


                         WATERFORD GAMING Finance Corp.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                  -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming Finance Corp.'s (the "Company") 2001 audited financial statements and should be read in conjunction with the Company's 2001 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 28, 2002. The condensed balance sheet at December 31, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2002, the results of operations and retained earnings (deficit) and of cash flows for the three-month period ended March 31, 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002, 106.045% after March 14, 2003, 105.182% after March 14, 2004,
104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591% after
March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000 and accordingly on March 15, 2002 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 at the redemption price of 106.909%. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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


Results of Operations
---------------------

Discussion of the quarters ended March 31, 2002 and 2001
--------------------------------------------------------

For the quarters ended March 31, 2002 and 2001 the Company had no revenue and expense.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

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

Discovery has commenced. Pursuant to the current scheduling order, all depositions are to be completed by January 28, 2003. A trial date has not been set.

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

       None

Item 5 -- Other Information:

       None



Item 6 -- Exhibits and Reports on Form 8-K:

(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Incorporation of Waterford
                              Gaming Finance Corp. (i)
                 3.2          Bylaws of Waterford Gaming Finance Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (iii)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (iii)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (iii)
                 10.1         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                               Smith Barney. (iii)
                 10.2         Waiver and Acknowledgment of Noteholder. (ii)
                 21.1         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1         Quarterly report, for the period ended March 31,
                              2002 on Form 10-Q of Waterford Gaming, L.L.C., May
                              14, 2002 incorporated by reference to Waterford
                              Gaming, L.L.C.'s electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 333-17795.
                 99.2         Quarterly report, for the period ended March 31,
                              2002, on Form 10-Q of the Mohegan Tribal Gaming
                              Authority (the "Authority") May 9, 2002, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.


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


(b)  Reports on Form 8-K
     -------------------

          Form 8-K filed on April 5, 2002

          Item 5.

          On March 26, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of Amendment No. 3 to its senior secured credit facility on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          On March 27, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed a registration statement under the Securities Act of 1933 on Form S-4 a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4, Securities and Exchange Commission file reference No. 033-80655.

          On April 5, 2002, the Mohegan Tribal Gaming Authority, (the "Authority") announced that the Authority, an instrumentality of the Mohegan Tribe of Indians determined to dismiss its independent auditors, Arthur Andersen LLP and to engage the services of PricewaterCoopers LLP as its new independent auditors on Form 8-K a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference No. 033-80655.

          Date of Report:   March 26, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: May 14, 2002                   By: /s/Len Wolman
                                         Len Wolman, Chief Executive Officer






Date: May 14, 2002                   By: /s/Del Lauria
                                         Del Lauria, Treasurer


