Form 10-Q
period 2002-06-30
WATERFORD GAMING FINANCE CORP
filed 2002-08-08
CIK 1031563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 6/30/2002

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of June 30, 2002 (unaudited) and December 31, 2001                    3

Condensed Statements of Operations and Retained Earnings (Deficit)
of Waterford Gaming Finance Corp. for the three months and six months
ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)            4

Condensed Statements of Cash Flows of Waterford Gaming Finance Corp.
for the six months ended June 30, 2002 (unaudited) and
June 30, 2001 (unaudited)                                                5

Notes to Condensed Financial Statements for Waterford Gaming
Finance Corp. (unaudited)                                                6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                    7

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                              7
Item 2 -- Changes in Securities                                          8
Item 3 -- Defaults upon Senior Securities                                8
Item 4 -- Submission of Matters to a Vote of Security Holders            8
Item 5 -- Other Information                                              8
Item 6 -- Exhibits and Reports on Form 8-K                               8

Signatures- Waterford Gaming Finance Corp.                              10




                        Report of Independent Accountants
                       ---------------------------------

To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of June 30, 2002, and the related condensed statements of operations and retained earnings (deficit) for each of the three-month and six-month periods ended June 30, 2002, and 2001, and the related condensed statements of cash flows for each of the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

August 7, 2002
Hartford, Connecticut

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of June 30, 2002 and 2001, and for each of the three-month and six-month periods ended June 30, 2002 and 2001 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                         Waterford Gaming Finance Corp.

                            Condensed Balance Sheets

               June 30, 2002 (Unaudited) and December 31, 2001
               -----------------------------------------------




                                              June 30,             December 31,
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


                         Waterford Gaming Finance Corp.

       Condensed Statements of Operations and Retained Earnings (Deficit)

        For the Three Months and Six Months Ended June 30, 2002 and 2001


                                   (Unaudited)
                                -----------------
                        For the three-months    For the three-months    For the six-months      For the six-months
                        ended June 30, 2002     ended June 30, 2001     ended June 30, 2002     ended June 30, 2001

                       --------------------     -------------------     -------------------     -------------------
Revenue                        $--                     $--                    $--                     $--

Expenses                        --                      --                     --                      --
                               ----                    ----                   ----                    ----
Net income                      --                      --                     --                      --

Retained earnings
 (deficit), beginning
   of period                    --                      --                     --                      --
                               ----                    ----                   ----                    ----
Retained earnings
 (deficit), end
   of period                   $--                     $--                    $--                     $--
                               ====                    ====                   ====                    ====

The accompanying notes are an integral part of these condensed financial statements.


                         Waterford Gaming Finance Corp.

                       Condensed Statements of Cash Flows

                For the Six Months ended June 30, 2002 and 2001

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


                         WATERFORD GAMING Finance Corp.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                  -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming Finance Corp.'s (the "Company") 2001 audited financial statements and should be read in conjunction with the Company's 2001 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 28, 2002. The condensed balance sheet at December 31, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2002, the results of operations and retained earnings (deficit) for each of the three-month and six-month periods ended June 30, 2002 and 2001 and of cash flows for each of the six-month periods ended June 30, 2002 and 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002, 106.045% after March 14, 2003, 105.182% after March 14, 2004,
104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591% after
March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000 and accordingly on March 15, 2002 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 at the redemption price of 106.909%. On August 1, 2002 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Gaming will make a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000 at the redemption price of 106.909% In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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


Results of Operations
---------------------

Discussion of the Three Months and Six Months ended June 30, 2002
-----------------------------------------------------------------
and 2001
--------

For the three-months and six-months ended June 30, 2002 and 2001 the Company had no revenue and expense.

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

       None

Item 5 -- Other Information:

       None



Item 6 -- Exhibits and Reports on Form 8-K:

(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Incorporation of Waterford
                              Gaming Finance Corp. (i)
                 3.2          Bylaws of Waterford Gaming Finance Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (iii)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (iii)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (iii)
                 10.1         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                               Smith Barney. (iii)
                 10.2         Waiver and Acknowledgment of Noteholder. (ii)
                 21.1         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1         Quarterly report, for the period ended  June 30,
                              2002 on Form 10-Q of Waterford Gaming, L.L.C., dated August 8, 2002 incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q, Securities and Exchange
                              Commission file reference no. 333-17795.


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


b)  Reports on Form 8-K
     -------------------

          Form 8-K filed on May 29, 2002

          Item 5.

          On May 21, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed Amendment No. 1 to Form S-4 registration statement under the Securities Act of 1933 on Form S-4/A, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4/A, Securities and Exchange Commission file reference No. 033-80655.

          On May 24, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed an Exchange Offer, pursuant to Rule 424(B)(3), on Form 424B3, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 424B3, Securities and Exchange Commission file reference No. 033-80655.

          Date of Report:  May 21, 2002



          Form 8-K filed on June 26, 2002

          Item 5.

          On June 24, 2002, the Mohegan Tribal Gaming Authority, (the "Authority") filed a copy of Amendment No. 4 to its senior secured credit facility on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference No. 033-80655.

          Date of Report:   June 24, 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: August 8, 2002                    By: /s/Len Wolman
                                        Len Wolman, Chief Executive Officer






Date: August 8, 2002                    By: /s/Del Lauria
                                        Del Lauria, Treasurer


