Form 10-Q
period 2002-09-30
WATERFORD GAMING FINANCE CORP
filed 2002-11-06
CIK 1031563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 9/30/2002

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from_______ to________


                       Commission file number 333-17795-01


                           WATERFORD GAMING FINANCE CORP.
                           ------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                  06-1485836
   -------------------------------                 --------------------
   (State or other jurisdiction of                  (I.R.S.employer
    incorporation or organization)                   identification no.)



 914 Hartford Turnpike, P.O. Box 715
           Waterford , CT                                 06385
 --------------------------------------                -----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (860) 442-4559


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.



                         WATERFORD GAMING FINANCE CORP.
                               INDEX TO FORM 10-Q



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of September 30, 2002 (unaudited) and December 31, 2001               3

Condensed Statements of Operations and Retained Earnings (Deficit)
of Waterford Gaming Finance Corp. for the three months and nine months ended September 30, 2002 (unaudited)
and September 30, 2001 (unaudited)                                       4

Condensed Statements of Cash Flows of Waterford Gaming Finance Corp.
for the nine months ended September 30, 2002 (unaudited) and
September 30, 2001 (unaudited)                                           5

Notes to Condensed Financial Statements for Waterford Gaming
Finance Corp. (unaudited)                                                6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                    7

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                              7
Item 2 -- Changes in Securities                                          8
Item 3 -- Defaults upon Senior Securities                                8
Item 4 -- Submission of Matters to a Vote of Security Holders            8
Item 5 -- Other Information                                              8
Item 6 -- Exhibits and Reports on Form 8-K                               8

Signatures- Waterford Gaming Finance Corp.                              10




                        Report of Independent Accountants
                       ---------------------------------

To the Stockholder of Waterford Gaming Finance Corp.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of September 30, 2002, and the related condensed statements of operations and retained earnings (deficit) for each of the three-month and nine-month periods ended September 30, 2002, and 2001, and the related condensed statements of cash flows for each of the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

November 1, 2002
Hartford, Connecticut

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of September 30, 2002 and 2001, and for each of the three-month and nine-month periods ended September 30, 2002 and 2001 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                         Waterford Gaming Finance Corp.

                            Condensed Balance Sheets

              September 30, 2002 (Unaudited) and December 31, 2001
              ----------------------------------------------------




                                            September 30,           December 31,
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


                         Waterford Gaming Finance Corp.

       Condensed Statements of Operations and Retained Earnings (Deficit)

     For the Three Months and Nine Months Ended September 30, 2002 and 2001


                                   (Unaudited)
                                -----------------
                        For the three-months    For the three-months    For the nine-months     For the nine-months
                        ended                   ended                   ended                   ended
                        September 30, 2002      September 30, 2001      September 30, 2002      September 30, 2001

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


                         Waterford Gaming Finance Corp.

                       Condensed Statements of Cash Flows

                For the Nine Months ended September 30, 2002 and 2001

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


                         WATERFORD GAMING Finance Corp.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                  -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming Finance Corp.'s (the "Company") 2001 audited financial statements and should be read in conjunction with the Company's 2001 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 28, 2002. The condensed balance sheet at December 31, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2002, the results of operations and retained earnings (deficit) for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and of cash flows for each of the nine-month periods ended September 30, 2002 and 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000 and accordingly on March 15, 2002 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 at the redemption price of 106.909%. On August 1, 2002 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000 at the redemption price of 106.909%. In some circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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


Results of Operations
---------------------

Discussion of the Three Months and Nine Months ended September 30, 2002
-----------------------------------------------------------------------
and 2001
--------

For the three-months and nine-months ended September 30, 2002 and 2001 the Company had no revenue and expense.

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

Discovery  has  commenced.   Pursuant  to  the  current  scheduling  order,  all
depositions are to be completed by June 30, 2003. A trial date has not been set.

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

       None

Item 5 -- Other Information:

       None



Item 6 -- Exhibits and Reports on Form 8-K:

(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Incorporation of Waterford
                              Gaming Finance Corp. (i)
                 3.2          Bylaws of Waterford Gaming Finance Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (iii)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (iii)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (iii)
                 10.1         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                               Smith Barney. (iii)
                 10.2         Waiver and Acknowledgment of Noteholder. (ii)
                 21.1         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1         Quarterly report, for the period ended  September
                              30, 2002 on Form 10-Q of Waterford Gaming, L.L.C., dated November 6, 2002 incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q, Securities and Exchange
                              Commission file reference no. 333-17795.


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


b)  Reports on Form 8-K
     -------------------

(i)       Form 8-K filed on August 16, 2002

          Item 5.

          On August 14, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed a Form 12b-25, Notice of Late Filing for Form 10-Q, under the Securities Act of 1933, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the
          Authority's electronic filing of such report on Form 12b-25, Securities and Exchange Commission file reference No. 033-80655.

          Date of Report: August 14, 2002


(ii)      Form 8-K filed on August 21, 2002

          Item 5.

          On August 19, 2002, the Mohegan Tribal Gaming Authority, (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002, and a current report on Form 8-K, a copy of each of which is filed as an exhibit to this report and is incorporated herein by reference to the Authority's electronic filing of such reports on Form 10-Q and Form 8-K with Securities and Exchange Commission file reference No. 033-80655.

          Date of Report: August 19, 2002




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: November 6, 2002                  By: /s/Len Wolman
                                        Len Wolman, Chief Executive Officer






Date: November 6, 2002                  By: /s/Del Lauria
                                        Del Lauria, Treasurer


