Form 10-K
period 2002-12-31
WATERFORD GAMING FINANCE CORP
filed 2003-03-26
CIK 1031563

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

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

       NONE
Title of each class     Name of each exchange on which registered



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

                 WATERFORD GAMING FINANCE CORP.
                       INDEX TO FORM 10-K

PART I.                                                      PAGE

Item 1.   Business                                              1
Item 2.   Properties                                            2
Item 3.   Legal Proceedings                                     2
Item 4.   Submission of Matters to a Vote of Security Holders   2

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                           2
Item 6.   Selected Financial Data                               2
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   3
Item 8.   Financial Statements and Supplementary Data           3
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                   3

PART III.

Item 10.  Directors and Executive Officers of the Registrant    3
Item 11.  Executive Compensation                                3
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                            3
Item 13.  Certain Relationships and Related Transactions        3

PART IV.

Item 14.  Control Proceedures                                   4
Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                   4

Signatures                                                      7
Certifications                                                  8

                                     Part I

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-K and other materials filed or to be filed by Waterford Gaming Finance Corp.(the "Company") with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 1.   BUSINESS

A.   General

Waterford Gaming Finance Corp., a Delaware corporation, was formed on October 22, 1996 as a wholly owned subsidiary of Waterford Gaming, L.L.C. ("Gaming"). Effective as of May 15, 1997, the Company functioned as a co-issuer with its parent, Gaming, to issue $65 million 12-3/4% senior notes payable (the "$65 Million Senior Notes"). The $65 Million Senior Notes were redeemed as part of the Company's and Gaming's $125 million 9-1/2% senior notes (the "$125 Million Senior Notes") offering which was completed on March 17, 1999.

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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of $125 Million Senior notes totaling approximately $6,173,000 and accordingly the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773% on March 15, 2001. On August 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of $125 Million Senior Notes totaling approximately $9,765,000 and accordingly on September 15, 2001 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of $125 Million Senior Notes totaling approximately $9,793,000, and accordingly on March 15, 2002 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $4,031,000 at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000, at the redemption price of 106.909%. On February 1, 2003 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $11,131,000 and accordingly on March 15, 2003 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $5,658,000 at the redemption price of 106.045%. In certain circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

On November 15, 2000, Waterford Gaming, L.L.C. and its co-defendants answered the complaint. In addition, Waterford Gaming, L.L.C. and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaim against Lee Tyrol. Leisure has moved for summary judgement seeking dismissal of the counterclaims in full. This motion for summary judgement is pending.

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

Discussion of the years ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------

For the years ended December 31, 2002, 2001 and 2000 the Company had no revenue and expense.

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



Name                     Age            Position

Len Wolman               48             President, Chief
                                        Executive Officer, Member
                                        of the Board of Directors
Del J. Lauria            54             Secretary, Treasurer,
                                        Member of the Board of
                                        Directors

ITEM 11.  EXECUTIVE COMPENSATION

Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The Company is a wholly owned subsidiary of Gaming.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted.

                                     Part IV


ITEM 14.  CONTROL PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed with, or furnished to, the Securities and Exchange Commission, or the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing evaluation, the Company's Chief Executive Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective.

(b)   Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Treaurer, including any corrective actions with regard to any significant deficiencies and material weaknesses. The Company believes that its internal controls and procedures are effective.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Exhibits
     --------

               Exhibit No.    Description
                  3.1         Certificate of Incorporation of
                              Waterford Gaming Finance Corp. (i)
                  3.2         Bylaws of Waterford Gaming Finance Corp. (i)
                  4.1         Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                  4.1.1       First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance Corp., as issuers, and State Street
                              Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due 2003. (iii)
                  4.2         Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010. (iii)
                  4.3         Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                  4.4         Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2). (iii)
                  10.1        Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                              Smith Barney (iii)
                  10.2        Waiver and Acknowledgment of Noteholder. (ii)
                  21.1        Subsidiaries of Waterford Gaming
                              Finance Corp. (i)
                  99.1        Annual Report, for the year ended December 31,
                              2002 on Form 10-K of Waterford Gaming, L.L.C., dated March 26, 2003, incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-K Securities and Exchange
                              Commission  (the "Commission") file reference no.
                              333-17795.

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

(b)  Financial Statement Schedules
     -----------------------------

     INDEX TO FINANCIAL STATEMENTS

     Report of Independent Accountants                   F-1
     Financial Statements:
     Balance Sheets as of December 31, 2002 and 2001 F-2 Statements of Operations and Retained
       Earnings (Deficit) for the years ended
         December 31, 2002, 2001 and 2000                F-3
     Statements of Cash Flows for the years ended
       December 31, 2002, 2001 and 2000                  F-4
     Notes to Financial Statements                       F-5

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholder of
Waterford Gaming Finance Corp.


In our opinion, the accompanying balance sheets and the related statements of operations, retained earnings (deficit) and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming Finance Corp. (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

March 18, 2003


                          WATERFORD GAMING FINANCE CORP.

                                 BALANCE SHEETS

                           December 31, 2002 and 2001
                           --------------------------


                                          2002      2001
                                         ------    ------

           ASSETS

Cash                                     $  100    $  100
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


                         WATERFORD GAMING FINANCE CORP.

            STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

             For the Years Ended December 31, 2002, 2001 and 2000
                          --------------------------


                                       2002            2001            2000
                                  --------------  --------------  --------------

Revenue:                              $  --           $  --           $  --

Expenses:                                --              --              --
                                      -----           -----           -----
Net income                               --              --              --
Retained earnings (deficit),
  beginning of year                      --              --              --
                                      -----           -----           -----

Retained earnings (deficit),
  end of year                         $  --           $  --           $  --
                                      =====           =====           =====

The accompanying notes are an integral part of these financial statements.


                         WATERFORD GAMING FINANCE CORP.

                             STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2002, 2001 and 2000

                          --------------------------



                                  2002           2001           2000
                              ------------   ------------   ------------

Cash flows from operating activities:
   Net income                    $  --          $  --          $  --
                                 -----          -----          -----
     Net cash provided by
      operating
       activities                   --             --             --
                                 -----          -----          -----
     Net increase
      in cash                       --             --             --
     Cash at beginning
      of year                      100            100            100
                                 -----          -----          -----
     Cash at end of
      year                       $ 100          $ 100          $ 100
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

  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

If the Company and Gaming have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001,, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14, 2009 and to 100% after March 14, 2010). On August 1, 1999 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly the Company and Gaming made a mandatory redemption of $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773% on March 15, 2001. On August 1, 2001 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000 and accordingly on September 15, 2001 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Gaming had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000, and accordingly on March 15, 2002 the Company and Gaming made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000, at the redemption price of 106.909%. On February 1, 2003 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $11,131,000 and accordingly on March 15, 2003 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $5,658,000 at the redemption price of 106.045%. In certain circumstances, if either Gaming or its partner in Trading Cove Associates ("TCA") exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

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

On November 15, 2000, Waterford Gaming, L.L.C. and its co-defendants answered the complaint. In addition, Waterford Gaming, L.L.C. and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaim against Lee Tyrol. Leisure has moved for summary judgement seeking dismissal of the counterclaims in full. This motion for summary judgement is pending.

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


(c)  Reports on Form 8-K
     -------------------

               (i)  Form 8-K filed on November 13, 2002

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") filed:
                    i) Form 10-Q/A for the quarter ended December 31, 2000, ii) Form 10-Q/A for the quarter ended March 31, 2001, iii) Form 10-Q/A for the quarter ended June 30, 2001, iv) Form 10-K/A for the fiscal year ended September 30, 2001, v) Form 10-Q/A for the quarter ended December 31, 2001, vi) Form 10-Q/A for the quarter ended March 31, 2002 and vii) Form 10-Q/A for the quarter ended June 30, 2002 a copy of each of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such reports on Form 10-Q/A and Form 10-K/A, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: November 12, 2002

              (ii)  Form 8-K filed on December 6, 2002

                    Item 5.

                    On December 5, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed a press release report on Form 8-K for the fourth quarter and fiscal year ended September 30, 2002, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: December 5, 2002

             (iii)  Form 8-K filed on December 20, 2002

                    Item 5.

                    On December 19, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed its annual report on Form 10-K for the year ended September 30, 2002, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655

                    Date of Report: December 19, 2002

              (iv)  Form 8-K filed on February 3, 2003

                    Item 5.

                    On January 29, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of Amendment No. 6 to its senior credit facility (the "Amendment") on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655. The Amendment allows the Authority to create a new subsidiary for the purpose of acquiring a woman's professional basketball team franchise.

                    On January 30, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a press release report on Form 8-K, announcing its first quarter ended December 31, 2002 operating results, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

                    On January 30, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: January 29, 2003

               (v)  Form 8-K filed on February 13, 2003

                    Item 5.

                    On February 13, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended December 31, 2002, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: February 13, 2003

                                        6


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Waterford Gaming Finance Corp.

Date: March 26, 2003            By: /s/Len Wolman
                                Len Wolman, Chief Executive Officer

Date: March 26, 2003            By: /s/Del Lauria
                                Del Lauria, Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature                       Title




/s/ Len Wolman                  President, Chief Executive Officer,
----------------------          Member of the Board of Directors
Len Wolman




/s/ Del J. Lauria               Secretary, Treasurer,
----------------------          Member of the Board of Directors
Del J. Lauria


                                        7


                                  CERTIFICATION

I, Len Wolman, certify that:

1. I have reviewed this annual report on Form 10-K of Waterford Gaming Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, and any consolidated subsidiaries, is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003





/s/ Len Wolman                 Chief Executive Officer
----------------------
Len Wolman


                                        8

                                  CERTIFICATION

I, Del J. Lauria, certify that:

1. I have reviewed this annual report on Form 10-K of Waterford Gaming Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, and any consolidated subsidiaries, is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003





/s/ Del J. Lauria                Treasurer
----------------------
Del J. Lauria

                                        9