Form 10-Q
period 2003-03-31
WATERFORD GAMING FINANCE CORP
filed 2003-05-21
CIK 1031563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 03/31/03

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming Finance Corp.
as of March 31, 2003 (unaudited) and December 31, 2002                   3

Condensed Statements of Operations and Retained Earnings (Deficit)
of Waterford Gaming Finance Corp. for the three months
ended March 31, 2003 (unaudited) and March 31, 2002
(unaudited)                                                              4

Condensed Statements of Cash Flows of Waterford Gaming Finance Corp.
for the three months ended March 31, 2003 (unaudited) and
March 31, 2002 (unaudited)                                               5

Notes to Condensed Financial Statements for Waterford Gaming
Finance Corp. (unaudited)                                                6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                    9

Item 4 -- Controls and Procedures                                        9



Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                              9
Item 2 -- Changes in Securities                                         10
Item 3 -- Defaults upon Senior Securities                               10
Item 4 -- Submission of Matters to a Vote of Security Holders           10
Item 5 -- Other Information                                             10
Item 6 -- Exhibits and Reports on Form 8-K                              10

Signatures- Waterford Gaming Finance Corp.                              12
Certifications                                                          13


PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements



                        Report of Independent Accountants
                        ---------------------------------



To the Stockholder of Waterford Gaming Finance Corp.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming Finance Corp. (the "Company") as of March 31, 2003, and the related condensed statements of operations and retained earnings (deficit) and of cash flows for each of the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of operations and retained earning (deficit) and cash flows for the year then ended (not presented herein), and in our report dated March 18, 2003 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers, LLP


May 20, 2003
Hartford, Connecticut


                                        1


Financial Information
---------------------

The unaudited condensed financial information as of March 31, 2003 and 2002, and for the three-month periods ended March 31, 2003 and 2002 included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.



                         Waterford Gaming Finance Corp.

                            Condensed Balance Sheets

                March 31, 2003 (Unaudited) and December 31, 2002
                ------------------------------------------------




                                              March 31,            December 31,
                                                2003                   2002
                                           -------------           ------------


      ASSETS


Cash                                             $100                   $100
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


                         Waterford Gaming Finance Corp.

       Condensed Statements of Operations and Retained Earnings (Deficit)

               For the Three Months Ended March 31, 2003 and 2002


                                   (Unaudited)
                                -----------------
                        For the three-months    For the three-months
                        ended                   ended
                        March 31, 2003          March 31, 2002

                       --------------------     -------------------
Revenue                        $--                     $--

Expenses                        --                      --
                               ----                    ----
Net income                      --                      --

Retained earnings
 (deficit), beginning
   of period                    --                      --
                               ----                    ----
Retained earnings
 (deficit), end
   of period                   $--                     $--
                               ====                    ====

The accompanying notes are an integral part of these condensed financial statements.


                         Waterford Gaming Finance Corp.

                       Condensed Statements of Cash Flows

                For the Three Months ended March 31, 2003 and 2002

                                   (Unaudited)

                        -----------------------------


                                                         2003            2002
                                                     -----------     -----------


Cash flows from operating activities
  Net income (loss)                                      $ --             $ --
                                                         ----             ----

  Net cash provided by operating activities                --               --
                                                         ----             ----

Net increase in cash                                       --               --

Cash at beginning of period                               100              100
                                                         ----             ----
Cash at end of period                                    $100             $100
                                                         ====             ====

The accompanying notes are an integral part of these condensed financial statements.


                         WATERFORD GAMING Finance Corp.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                  -----------
Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming Finance Corp.'s (the "Company") 2002 audited financial statements and should be read in conjunction with the Company's 2002 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2002 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795-01 on March 26, 2003. The condensed balance sheet at December 31, 2002, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2003, the results of operations and retained earnings (deficit) and of cash flows for each of the three-month periods ended March 31, 2003 and 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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



Note 2.      $125 Million 9-1/2% Senior Notes Payable:

On March 17, 1999, the Company and Gaming issued the $125 Million Senior Notes. Payment of the principal of, and interest on, the $125 Million Senior Notes is parri passu in right of payment with all of the Company's and Gaming's senior debt, and effectively subordinate in right of payment to all of the Company's and Gaming's existing and future secured and subordinated debts.

Interest on the $125 Million Senior Notes is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% per annum, commencing September 15, 1999. The principal amount of the $125 Million Senior Notes is payable on March 15, 2010.

The Company and Gaming may elect to redeem all or any of the $125 Million Senior Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage of the principal amount of notes being redeemed plus accrued interest. Such percentage is set forth in the following table:


If notes are redeemed                                Percentage
---------------------                                ----------

after March 14, 2004 but
on or before March 14, 2005                          105.182%

after March 14, 2005 but
on or before March 14, 2006                          104.318%

after March 14, 2006
but on or before March 14, 2007                      103.455%

after March 14, 2007 but
on or before March 14, 2008                          102.591%

after March 14, 2008
but on or before March 14, 2009                      101.727%

after March 14, 2009
but on or before March 14, 2010                      100.864%

after March 14, 2010                                 100%



The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.


Pursuant to the terms of the Indenture, if the Company and Gaming have any Company Excess Cash, as defined, on February 1 or August 1 of any year, they must redeem the $125 Million Senior Notes on the March 15 and September 15 following such dates. Any such redemption will be made at a premium equal to a percentage of the principal amount being redeemed. Such percentage is set forth in the following table:


If notes are redeemed with                Premium (expressed as percentage of
Company Excess Cash                       principal amount being redeemed)
-------------------------                 -----------------------------------

after March 14, 1999 but
on or before March 14, 2000                          109.500%

after March 14, 2000 but
on or before March 14, 2001                          108.636%

after March 14, 2001 but
on or before March 14, 2002                          107.773%

after March 14, 2002 but
on or before March 14, 2003                          106.909%

after March 14, 2003 but
on or before March 14, 2004                          106.045%

after March 14, 2004 but
on or before March 14, 2005                          105.182%

after March 14, 2005 but
on or before March 14, 2006                          104.318%

after March 14, 2006
but on or before March 14, 2007                      103.455%

after March 14, 2007 but
on or before March 14, 2008                          102.591%

after March 14, 2008
but on or before March 14, 2009                      101.727%

after March 14, 2009
but on or before March 14, 2010                      100.864%

after March 14, 2010                                 100%


The Company and Gaming have periodically redeemed $125 Million Senior Notes with Company Excess Cash, as defined, pursuant to the terms of the Indenture. The table below summarizes (a) the amount of Company Excess Cash that the Company and Gaming have determined was available for the mandatory redemption of the $125 Million Senior Notes on February 1st and August 1st of each applicable year pursuant to the terms of the Indenture, (b) the aggregate principal amount of $125 Million Notes redeemed with such Company Excess Cash, (c) the date on which such redemption was consummated, and (d) the premium at which such redemption was made.


Date                      Company Excess Cash      Principal amount of     Date of Redemption     Premium
                          (approximately)          notes redeemed
----------------          -------------------      -------------------     ------------------     -------
August 1, 1999             $8,983,000              $2,841,000              September 15, 1999     9.500%

February 1, 2000           $8,276,000              $2,277,000              March 15, 2000         8.636%

August 1, 2000             $5,902,000                $191,000              September 15, 2000     8.636%

February 1, 2001           $6,173,000                $452,000              March  15,  2001       7.773%

August 1, 2001             $9,765,000              $3,805,000              September  15, 2001    7.773%

February 1, 2002           $9,793,000              $4,031,000              March 15, 2002         6.909%

August 1, 2002             $8,923,000              $3,396,000              September 15, 2002     6.909%

February 1, 2003          $11,131,000              $5,658,000              March 15, 2003         6.045%



In some circumstances, if either Gaming or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Gaming must redeem the $125 Million Senior Notes.

The Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to
(i) borrow money, (ii) pay dividends on stock or make certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies, and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment fund with a trustee for interest reserves.

On April 15, 2003, the Company and Gaming commenced an offer to repurchase all of the $125 Million Senior Notes prior to maturity and a solicitation of consents to amend the Indenture. Such amendments would have the effect of eliminating substantially all of the restrictive covenants and security provisions relating to the $125 Million Senior Notes. The tender offer and amendment of the Indenture are conditioned upon, among other things, the consummation of financing providing proceeds sufficient to pay the total costs of the tender offer and consent solicitation.

On May 15, 2003, the Company and Gaming announced the extension of its tender offer for all of the outstanding $125 Million Senior Notes and related consent solicitation. The tender offer will now expire at 12:00 midnight, New York City time, on Wednesday, June 11, 2003, unless further extended or terminated. The consent solicitation will now expire at 5:00 p.m., New York City time, on Thursday, May 28, 2003, unless further extended or terminated, and holders of $125 Million Senior Notes will have the right to withdraw their previous tenders and consents prior to the expiration of the consent solicitation. As of today, the Company and Gaming have received duly executed tenders from holders of $102,349,000 in principal amount of the $125 Million Senior Notes, representing 100% of the principal amount of the issued and outstanding $125 Million Senior Notes.



Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's condensed financial statements and the notes thereto included elsewhere herein.



Certain Forward Looking Statements
----------------------------------

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, the statements about the Company's plans, strategies and prospects. Although the Company believes that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.

The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. The Company can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

The Company is a wholly-owned subsidiary of Gaming.


Results of Operations
---------------------

Discussion of the Three Months ended March 31, 2003
---------------------------------------------------
and 2002
--------

For the three-months ended March 31, 2003 and 2002 the Company had no revenue and expense.

The Company is not expected to have significant operating activity. Funding for future operations will come from the financial support of Gaming.



Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

       Not Applicable.



Item 4 -- Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed with, or furnished to, the Commission, pursuant to the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

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

(b)  Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Treasurer, including any corrective actions with regard to any significant deficiencies and material weaknesses. The Company believes that its internal controls and procedures are effective.





Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings:

On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure") and defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure and Trading Cove Associates, Waterford Gaming, L.L.C., LMW Investments, Inc., and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, Waterford Gaming, L.L.C. bought out Leisure's beneficial interest in TCA.

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

On November 15, 2000, Waterford Gaming, L.L.C. and its co-defendants answered the complaint. In addition, Waterford Gaming, L.L.C. and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure has moved for summary judgement seeking dismissal of the counter claims in full. This motion for summary judgement was denied.

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

       None

Item 5 -- Other Information:

       None



Item 6 -- Exhibits and Reports on Form 8-K:

(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Incorporation of Waterford
                              Gaming Finance Corp. (i)
                 3.2          Bylaws of Waterford Gaming Finance Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (iii)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (iii)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (iii)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (iii)
                 10.1         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                              Smith Barney. (iii)
                 10.2         Waiver and Acknowledgment of Noteholder. (ii)
                 21.1         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1         Quarterly report, for the period ended  March
                              31, 2003 on Form 10-Q of Waterford Gaming, L.L.C., dated May 21, 2003 incorporated by reference to Waterford Gaming, L.L.C.'s electronic filing of such report on Form 10-Q, Securities and Exchange
                              Commission file reference no. 333-17795.
                 99.2         Quarterly Report, for the period ended March 31,
                              2003, on Form 10-Q of the Mohegan Tribal Gaming
                              Authority (the "Authority") dated May 14, 2003, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference
                              No. 033-80655.


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


b)  Reports on Form 8-K
     -------------------

(i)     Form 8-K filed on March 31, 2003

        Item 5.

          On March 27, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of an Amended and Restated Loan Agreement (the "Loan Agreement") on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655. On March 25, 2003, the Authority entered into a Loan Agreement for up to $391 million from a syndicate of 12 institutions and commercial banks with Bank of America, N.A. serving as Administrative Agent. The Loan Agreement replaces the Authority's existing $300 million senior secured credit facility and is comprised of a revolving loan of up to $291 million and a $100 million term loan, both of which mature on March 31, 2008.


        Date of Report: March 27, 2003



(ii)    Form 8-K filed on April 22, 2003

        Item 5.

          On April 21, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of its Slot Machine Statistical Report on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


        Date of Report: April 21, 2003



(iii)   Form 8-K filed on May 7, 2003

        Item 5.

          On May 5, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a press release report on Form 8-K, announcing its second quarter ended March 31, 2003 operating results, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


        Date of Report: May 5, 2003



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: May 21, 2003                      By: /s/Len Wolman
                                        Len Wolman, Chief Executive Officer






Date: May 21, 2003                      By: /s/Del Lauria
                                        Del Lauria, Treasurer




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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 21, 2003





/s/ Len Wolman                 Chief Executive Officer
----------------------
Len Wolman


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 21, 2003





/s/ Del J. Lauria                Treasurer
----------------------
Del J. Lauria

